Form 10-Q
period 1995-09-30
ACCEL INTERNATIONAL CORP
filed 1995-11-15
CIK 1985

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  ____________ TO  ____________

COMMISSION FILE NUMBER   0-8162

                         ACCEL INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)

          DELAWARE                                          31-0788334
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)


  475 METRO PLACE NORTH, DUBLIN, OHIO                         43017
(Address of principal executive offices)                    (Zip Code)

                                  614-764-7000
                         (Registrant's Telephone Number)


SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                               Title of each class
                          COMMON STOCK, $.10 PAR VALUE

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q. _____

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No


As of October 31, 1995, there were 4,446,432 shares of Common Stock, $.10 par value per Share outstanding.



                                                      COMMISSION FILE NO. 0-8162




                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES


                               SEPTEMBER 30, 1995

                                      INDEX



PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements                                             Page

          Unaudited Consolidated Balance Sheets
            (September 30, 1995 and December 31, 1994)                    1 -  2

          Unaudited Consolidated Statements of Operations (Nine months
            ended September 30, 1995 and 1994)                                 3

          Unaudited Consolidated Statements of Common Stockholders'
            Equity (Nine months ended September 30, 1995 and year
            ended December 31, 1994)                                           4

          Unaudited Consolidated Statements of Cash Flows (Nine months
            ended September 30, 1995 and 1994)                                 5

          Notes to Unaudited Consolidated Financial Statements            6 - 11

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          12 - 17


PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                    18

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                     UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                    September 30, December 31,
                                                       1995         1994
                                                      --------    --------
                                                     (Thousands of dollars)
ASSETS

Investments:
  Investments available for sale, at fair value:
   Fixed maturities (cost: 1995--$72,891,000;
     1994--$91,422,000)                              $ 72,017     $84,782
   Equity securities (cost: 1995--$4,949,000;
     1994--$5,191,000)                                  4,960       5,159
   Short-term investments (cost: 1995--$24,906,000;
     1994--$7,684,000)                                 24,944       7,684
   Other invested assets (cost: 1995--$371,000;
     1994--$564,000)                                      358         564
                                                    ---------    ---------
                                                      102,279      98,189

Cash                                                      494       1,044

Receivables:
  Premiums in process of transmittal, less
   allowance (1995--$304,000; 1994--$255,000)           3,021       3,592
  Amounts due from reinsurers                           9,131       7,826
                                                    ---------     --------
                                                       12,152      11,418

Accrued investment income                                 691         807


Prepaid reinsurance premiums                           16,267      18,707

Reinsurance premium deposits                           12,044      12,345

Deferred policy acquisition costs                      32,334      31,089

Equipment--at cost, less accumulated
  depreciation (1995--$511,000;
  1994--$628,000)                                         142         232


Property occupied by the Company--at cost, less
  accumulated depreciation (1995--$2,343,000;
  1994--$2,138,000)                                     3,206       3,303


Other assets:
  Cost in excess of fair value of net
   assets of subsidiaries at dates of
   acquisition ($4,448,000) less
   accumulated amortization                               849         929
  Funds held under reinsurance agreements                 978       1,098
  Other                                                   507         787
                                                    ---------    ---------
                                                        2,334       2,814
                                                    ---------    ---------
                                                    $ 181,943   $ 179,948

                                                                     (Continued)


                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

               UNAUDITED CONSOLIDATED BALANCE SHEETS--(CONTINUED)


                                                    September 30,  December 31,
                                                       1995            1994
                                                     --------        --------
                                                      (Thousands of dollars)

LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

Policy Reserves and Liabilities:
  Unearned premium reserves                          $ 84,281    $ 83,762
  Insurance claims                                     21,279      23,159
  Other                                                    13          15
                                                    ---------    ---------
                                                      105,573     106,936

Other Liabilities:
  Funds held under reinsurance agreements               3,132       3,633
  Accounts payable and other liabilities                1,870       2,257
  Commissions payable                                   4,606       4,015
  Amounts due reinsurers                                4,396       6,459
  Federal income taxes:
   Current                                                  -          52
   Deferred                                             4,974       4,938
  Deferred reinsurance commissions                     16,581      17,830
  Notes payable--Note D                                18,684      18,462
                                                    ---------    ---------
                                                       54,243      57,646

Commitments and Contingencies--Note E

Redeemable Preferred Stock:


  Authorized shares--1,000,000;
   no issued or outstanding shares                          -           -

Common Stockholders' Equity:
  Common Stock, $.10 par value
   Authorized shares--10,000,000
   Issued shares--5,243,852                               524         524
  Additional paid-in capital                           24,066      24,066
  Retained earnings                                     5,591       4,759
  Less 797,420 treasury shares at cost                 (6,599)     (6,599)
  ESOP loan                                              (551)       (627)
  Net unrealized depreciation on
   investment securities                                 (838)     (6,672)
  Foreign currency translation adjustments--Note B
                                                          (66)        (85)
                                                    ---------    ---------
   Total Common Stockholders' Equity                   22,127      15,366
                                                    ---------    ---------
                                                     $181,943    $179,948


See notes to unaudited consolidated financial statements.



                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  Three Months Ended  Nine Months Ended
                                     September 30,      September 30,
                                    1995      1994     1995      1994
                                   ------------------ -------------------
                                 (Thousands of dollars, except per share data)

REVENUE:
  Gross premiums written--Note F $ 15,297  $11,188   $43,669  $44,784
  Less reinsurance ceded--Note F    3,413   (2,034)   10,454    6,548
                                --------- -------- --------- ---------
   Net premiums written            11,884   13,222    33,215   38,236
  Increase in unearned
   premium reserves                (1,563)  (1,992)   (3,274)  (2,638)
                                ---------   ------ --------- ---------
   Premiums earned--Note F         10,321   11,230    29,941   35,598
  Net investment income:
   Interest and dividends           1,556    1,479     4,644    4,951
   Realized gains (losses)             24      (11)      303      759
  Service fees on extended
   service contracts                  594      578     1,645    1,535
  Other income                        253       66       375      354
                                --------- -------- --------- ---------
                                   12,748   13,342    36,908   43,197

BENEFITS AND EXPENSES:
  Policy benefits--Note F           4,820    5,626    12,931   18,904
  Commissions and selling expenses  5,873    3,366    16,689   14,294
  Reinsurance expense recovery       (454)     118      (710)  (1,316)
  General and administrative        1,807    2,380     5,348    7,024
  Taxes, licenses and fees            437      416     1,398    1,498
  Interest                            414      410     1,288    1,187
  Decrease (increase) in deferred
   policy acquisition costs          (624)   1,577    (1,245)   2,100
  Loss on write off of
   subsidiary--Note G                   -        -         -    3,829
                                --------- -------- --------- ---------
                                   12,273   13,893    35,699   47,520
                                --------- -------- --------- ---------


   INCOME (LOSS) BEFORE
     FEDERAL INCOME TAX               475     (551)    1,209   (4,323)

Federal income tax:
  Current                              84       14       341      116
  Deferred                            226       97        36      212
                                --------- -------- --------- ---------
                                      310      111       377      328
                                --------- -------- --------- ---------

   NET INCOME (LOSS)             $    165  $  (662)  $   832  $(4,651)

Per Common Share:
  Net Income (Loss)              $    .04  $  (.15)  $   .19  $ (1.05)

Weighted average number of common
  shares outstanding            4,446,432 4,446,432 4,446,432 4,446,432


See notes to unaudited consolidated financial statements.

                                         ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                 UNAUDITED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY


                                                                                       Net
                                                                                    unrealized
                                                                                   appreciation   Foreign
                                                                 Common              (depreci-    currency
                                         Additional              stock               ation) on   translation
                                  Common   paid-in    Retained   held in       ESOP  investment    adjust-
                                  stock    capital    earnings   treasury      loan  securities    ments   Total
                                  -----    -------    --------   --------      ----  ----------    -----  -------
                                                                 (Thousands of dollars)

Balances at December 31, 1993     $  524   $ 24,066   $ 9,997   $   (6,599)   $  (720)  $ 1,496   $(181)  $  28,583
    Payments on ESOP loan              -          -         -            -         93         -       -          93
    Change in net unrealized
       depreciation on
       equity securities               -          -         -            -          -    (8,168)      -      (8,168)
    Change in foreign currency
       translation adjustment          -          -         -            -          -         -      96          96
    Net loss                           -          -    (5,238)           -          -         -       -      (5,238)
                                   -----    -------  --------     --------    -------   -------  ------    --------
Balances at December 31, 1994        524     24,066     4,759       (6,599)      (627)   (6,672)    (85)     15,366
    Payments on ESOP loan              -          -         -            -         76         -       -          76
    Change in net unrealized
       depreciation on
       equity securities               -          -         -            -          -     5,834       -       5,834
    Change in foreign currency
       translation adjustment          -          -         -            -          -         -      19          19
    Net income                         -          -       832            -          -         -       -         832
                                  ------   --------   -------     --------    -------   -------  ------    --------
Balances at September 30, 1995    $  524   $ 24,066   $ 5,591   $   (6,599)   $  (551)  $  (838)  $ (66)  $  22,127

See notes to unaudited consolidated financial statements.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES



                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Nine Months Ended
                                                       September 30,
                                                    1995            1994
                                                  ----------     ---------
                                                  (Thousands of dollars)
OPERATING ACTIVITIES:
  Net Income (Loss)                             $     832    $ (4,651)
  Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
     Change in premiums receivable                    522       2,629
     Change in accrued investment income              116         195
     Change in prepaid reinsurance premiums         2,440      10,922
     Change in reinsurance premium deposit            301        (134)
     Change in unearned premium reserves              519      (7,526)
     Change in claim reserves                      (1,880)    (12,633)
     Change in amounts due reinsurers
        and amounts due from reinsurers            (3,368)      4,634
     Change in funds held under reinsurance
        agreements                                   (381)       (976)
     Change in other assets, other liabilities,
        and accrued income taxes                      581      (1,025)
     Interest paid in kind                            422         381
     Accrual of discount on bonds                     (85)       (109)
     Amortization of premium on bonds                  61          95
     Amortization of deferred policy acquisition
        costs                                      15,286      18,419
     Policy acquisition costs deferred            (16,567)    (16,319)
     Reinsurance commissions earned               (10,189)     (9,625)
     Reinsurance commissions received               8,940       6,877
     Provision for depreciation and amortization      312         407
     Write off of subsidiary                            -       3,829
     Net realized gains on investments               (303)       (759)
                                                 --------     --------
NET CASH USED IN OPERATING ACTIVITIES              (2,441)     (5,369)
INVESTING ACTIVITIES:
  INVESTMENTS - AVAILABLE FOR SALE:
   Sale of investments                             25,137      35,725
   Purchase of investments                        (23,079)    (32,161)
   Other, net                                         (43)        (59)
                                                 --------     --------
NET CASH PROVIDED BY INVESTING ACTIVITIES           2,015       3,505
FINANCING ACTIVITIES:
  Payment on ESOP loan                                 76          69
  Repayment of notes payable                         (200)          -
  Debentures redeemed                                   -        (900)
                                                 --------     --------
NET CASH USED IN FINANCING ACTIVITIES                (124)       (831)
                                                 --------     --------
  NET DECREASE IN CASH                               (550)     (2,695)
Cash at beginning of period                         1,044       2,765
                                                 --------     --------
CASH AT END OF PERIOD                            $    494    $     70


See notes to unaudited consolidated financial statements.


                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1995


NOTE A--BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited consolidated financial statements of ACCEL International Corporation ("ACCEL") and subsidiaries (collectively referred to herein as the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X which, as to the insurance company subsidiaries, differ in some respects from statutory accounting practices prescribed or permitted by state insurance departments. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for all periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included the Company's annual report on Form 10-K for the year ended December 31, 1994.

Principles of Consolidation: The unaudited consolidated financial statements include the accounts of ACCEL and its wholly-owned subsidiaries, except for Randjill Group Ltd. ("RGL") (see Note G of Notes to Unaudited Consolidated Financial Statements). All significant intercompany accounts and transactions with consolidated subsidiaries have been eliminated in the unaudited consolidated financial statements.

Reclassification: Certain amounts in the 1994 unaudited consolidated financial statements have been reclassified to conform with the 1995 presentation.

Federal Income Taxes: Deferred taxes are provided for the effects of temporary differences in reporting income for tax purposes and financial reporting purposes.

Earnings Per Common  Share:  Earnings  per common share  are computed using  the
weighted average  number of common  shares outstanding during  the period.   The
inclusion of common stock equivalents (options) would not be dilutive.

Investment Portfolio - Valuation: When an other than temporary decline in value is recognized, the specific investment is carried at estimated realizable value and its original book value is reduced to reflect such impairment of the investment. Such reductions in book value are reflected in realized investment losses for the period in which they were written down. For mortgage backed securities, the Company's accounting follows the provisions of Financial Accounting Standards Board Emerging Issues Tasks Force ("EITF") Consensus No. 93-18. This EITF requires that when the present value of estimated future cash flows discounted at a risk-free rate of return is less than the cost basis of the investment an impairment loss is to be recognized by writing the investment down to its fair value.



                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

                               SEPTEMBER 30, 1995


NOTE B--FOREIGN CURRENCY TRANSLATION

The financial statements of Acceleration Insurance Company Limited ("AICL"), a United Kingdom subsidiary, have been translated into U.S. dollars using the British pound as the functional currency. The balance sheets of AICL have been translated into U.S. Dollars using exchange rates at September 30, 1995 and December 31, 1994, respectively. The operating results of AICL have been translated into U.S. dollars using the average exchange rates in effect during the respective periods.

Included in foreign currency translation adjustments are unrealized exchange gains of $19,000 in 1995 and unrealized exchange losses of $96,000 in 1994.

NOTE C--FEDERAL INCOME TAXES

The Company files  a consolidated federal income tax return.   The provision for
income taxes is based on income for financial reporting purposes, after permanent differences.

NOTE D--NOTES PAYABLE

In July 1991, ACCEL issued $5,848,000 of subordinated notes (the "Subordinated Notes") in connection with the purchase of all outstanding common shares of RGL (see Note G). The Subordinated Notes have a nine-year term with no principal payable until maturity, and bear interest at 10.125% per annum. Effective June 30, 1992, ACCEL amended the notes to permit the issuance of additional notes for the purpose of making interest payments, provided, however, that ACCEL may at its option pay cash in lieu of issuing additional notes in any denomination of less than $1,000. As a result, ACCEL issued additional notes totaling $422,000 and $515,000 for the nine months of 1995 and the full year 1994, respectively.

Of the Subordinated Notes described above, $5,371,000 were initially issued to Ranger Insurance Company ("Ranger"), a company related through common ownership by a stockholder and director of the Company. In 1993, Ranger sold all of the Subordinated Notes held by it to Chase Insurance Holdings Corporation ("CIHC"), another company related through common ownership by a stockholder and director of the Company. Additional Subordinated Notes in the amount of $375,000 and $458,000 were issued as interest payments to related parties for the nine months of 1995 and the full year 1994, respectively.

Pursuant to a transaction authorized and approved by ACCEL's Board of Directors, and effective December 31, 1993, the Company sold its investment in Selective American Financial Enterprises, Inc. ("SAFE"), a company controlled by a stockholder and director of the Company, in exchange for $2,010,000 principal amount of the Subordinated Notes, effective as of December 31, 1993. Such amount of the Subordinated Notes held by CIHC were cancelled concurrently with the completion of the sale of the SAFE shares as of December 31, 1993. After giving effect to the foregoing transaction, the total outstanding Subordinated Notes were $5,884,000 and $5,462,000 ($5,216,000 and $4,841,000 held by related parties) at September 30, 1995 and December 31, 1994, respectively.


                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

                               SEPTEMBER 30, 1995


NOTE D--NOTES PAYABLE--(CONTINUED)

During 1991, the Company renegotiated its credit agreement (the "Credit Agreement") with a bank and borrowed an additional $5,900,000 bringing the total outstanding under the Credit Agreement to $15,000,000. That agreement was subsequently renegotiated to a commitment limit of $14,000,000 effective December 31, 1992. During the first quarter of 1993, ACCEL made a principal payment of $1,000,000.

During 1993, the Company did not meet all the requirements contained in the various financial tests under the covenants contained in the Credit Agreement. On March 30, 1994, the bank and the Company agreed to a waiver of certain covenants of the Credit Agreement such that the Company would not be in default at December 31, 1993 and through January 1, 1995. The loan agreement also requires that during the period the loan is outstanding, the Company maintain consolidated tangible net worth, as defined in the agreement. At December 31, 1993, required tangible net worth was $27,500,000.
At December 31, 1993, the Company's consolidated tangible net worth, as defined, was $27,549,000.

During September 1994, the revolving loans under the Credit Agreement were converted to a $13,000,000 term loan, payable in full on September 23, 1998.

On February 7, 1995 the Company renegotiated the terms of its Credit Agreement. Under the amended Credit Agreement, the quarterly principal payments scheduled to begin in the fourth quarter of 1994 were waived. Specific principal payments totaling up to $1.5 million are due on June 30, 1995 and December 31, 1995, respectively, from the liquidation of AICL and the sale of the building used as the corporate home office. During the second quarter of 1995, ACCEL made the required principal payment of $200,000, reducing the outstanding bank indebtedness to $12,800,000. The loan is payable in full on June 30, 1997. On or prior to that date, the Company also is committed to complete certain actions. These include pursuing capital transactions with other companies or the sale of significant operating assets that will permit it to pay the loan in full by June 30, 1997. Alternatively, in the case of a merger or other capital transaction, the agreement can provide for the modification of the terms of the Credit Agreement in a manner satisfactory to the bank. The Credit Agreement also requires that during the period the loan is outstanding, the Company maintain consolidated tangible net worth, as defined in the agreement. At September 30, 1995, required tangible net worth was $13,416,000. At September 30, 1995, the Company's consolidated tangible net worth, as defined, was $21,278,000. Accordingly, as of September 30, 1995, the loan was current and all covenants under the amended Credit Agreement were satisfied.

NOTE E--COMMITMENTS AND CONTINGENCIES

Due to the nature of its operations, the Company is at all times subject to pending and threatened legal actions which arise in the normal course of its activities. In management's opinion, based on the advice of outside counsel, the unaudited consolidated financial statements would not be materially affected by the ultimate outcome of any legal proceedings or contingent liabilities.


                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

                               SEPTEMBER 30, 1995


NOTE F--REINSURANCE

The following data summarizes certain aspects of the Company's reinsurance activity for the periods presented.

Premiums written and earned in 1995 and 1994 are summarized as follows:


               WRITTEN                                      EARNED
    ----------------------------------        --------------------------------
                          Period Ended September 30,
                       ----------------------------------
            Nine Months     Three Months         Nine Months     Three Months
              Ended            Ended               Ended            Ended
           1995    1994     1995   1994         1995     1994    1995    1994
           ----     ----    ----   ----         ----     ----    ----    ----
                                   (In thousands)


Direct   $39,145 $39,385  $13,527 $ 9,012     $38,444 $46,567 $13,849  $13,398
Assumed    4,524   5,399    1,770   2,176       4,645   4,581   1,732    1,721
Ceded     10,454   6,548    3,413  (2,034)     13,148  15,550   5,260    3,889
        -------- ------- -------- -------    -------- ------- ------- --------
Net      $33,215 $38,236  $11,884 $13,222     $29,941 $35,598 $10,321  $11,230


Policy benefits incurred for the periods presented are as follows:

                       Nine Months Ended   Three Months Ended
                      -------------------   -------------------
                       1995         1994       1995      1994
                      -------     -------     -------   -------
                                   (In thousands)
Direct                $18,494     $25,228     $ 6,385   $ 7,988
Assumed                 2,680       2,625       1,026     1,002
Ceded                   8,243       8,949       2,591     3,364
                      -------   ---------   ---------    ------
Net                   $12,931     $18,904     $ 4,820   $ 5,626


NOTE G--WRITE OFF OF INVESTMENT IN RGL AND GALAXY

During December 1986, the Company invested $1,370,000 (a 20% interest) in RGL. RGL was formed to acquire all the outstanding shares of Galaxy Reinsurance Company (the name was ultimately changed to Galaxy Insurance Company ("Galaxy"), a New York domiciled property and casualty insurance company. Galaxy was writing commercial property insurance, property and casualty, and assumed treaty reinsurance.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

                               SEPTEMBER 30, 1995


NOTE G--WRITE OFF OF INVESTMENT IN RGL AND GALAXY--(CONTINUED)

During the second quarter of 1991, ACCEL purchased 11,000 additional common shares of RGL at a cost of $992,000. The additional investment increased ACCEL's ownership to 31% at June 30, 1991. In July 1991, ACCEL purchased the remaining 69% of RGL for cash and subordinated notes (See Note D) of $2.1 million and $5.8 million, respectively. The purchase price included goodwill of $1.2 million.

Members of CIHC held a 45% interest in RGL prior to the acquisition by ACCEL.

For the three years ended December 31, 1993 RGL recorded losses and Galaxy's underwriting results deteriorated. The statutory capital and surplus of Galaxy declined significantly (from $7.3 million to $6.1 million to $2.9 million at December 31, 1991, 1992 and 1993, respectively), resulting in the New York Department of Insurance ("New York Department") placing a moratorium on all new business as of February 28, 1994.

As a result of the unsatisfactory underwriting performance of Galaxy and the moratorium placed on Galaxy's underwriting operations by the New York
Department, ACCEL elected to write-off the unamortized goodwill related to Galaxy, which resulted in a charge to operations (general and administrative expenses) for 1993 of $1,643,000. Due to significant loss development during 1994 on Galaxy's liability lines of business, ACCEL contracted with an independent actuarial consultant to review the adequacy of Galaxy's loss and loss adjustment expense reserves as of June 30, 1994. The findings of this review indicated the need for additional reserves which resulted in the statutory insolvency of Galaxy at June 30, 1994. Statutory capital and surplus after the reserve strengthening was a negative $2.3 million.

Due to the significance of the statutory loss and the loss of ACCEL's control of Galaxy as a result of the insolvency, ACCEL wrote off its investment in RGL ($3.8 million) during the second quarter of 1994. As a result of this action, the unaudited consolidated results of operations for 1994 include a charge to operations of $3.8 million, representing ACCEL's net investment in Galaxy as of April 1, 1994, in addition to operating losses of $205,000 incurred during the first quarter of 1994. ACCEL wrote its investment in RGL to zero and deconsolidated RGL as of April 1, 1994.

Pursuant to an Order of Liquidation dated October 7, 1994, issued by the Supreme Court of the State of New York, the Liquidation Bureau of the New York Department took control of Galaxy on October 11, 1994.

Acceleration National Insurance Company ("ANIC"), a wholly owned subsidiary of ACCEL, in the normal course of business, issued certain policy endorsements on Galaxy policies in 1992, some of which had pending claims open at the time of liquidation. Management believes that these endorsements will not have a material impact on the Company's financial condition. As of September 30, 1995, ANIC had not incurred any costs related to these endorsements.



                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

                               SEPTEMBER 30, 1995


NOTE H--AGREEMENT WITH CONSUMERS FINANCIAL CORPORATION

On August 18, 1995, ACCEL and Consumers Financial Corporation, Camp Hill, Pennsylvania ("Consumers") announced that they entered into a letter of intent for Consumers to acquire the in-force credit insurance business of Acceleration Life Insurance Company ("ALIC") and to purchase all of the issued and outstanding shares of ALIC from ACCEL.

In conjunction with the proposed sale, The Guardian Life Insurance Company of America has agreed in principle with Consumers and ACCEL to reinsure, on an indemnity basis, 100% of the in-force credit insurance of ALIC prior to the acquisition by Consumers.

Consumers, pursuant to the letter of intent, has undertaken a due diligence effort. At the formal conclusion of that due diligence, the parties contemplate negotiation of a definitive stock purchase agreement. The closing of the transaction will be subject to regulatory approvals and approval by ACCEL's stockholders.

The transaction does not include the sale of ACCEL's Co$tguard extended service contract product insured by ANIC. The letter of intent indicates that Consumers will continue marketing the Co$tguard product for at least five years.

NOTE I--STOCK OPTION AGREEMENT

On May 23, 1995, an action was taken by the Board of Directors ("Board") of ACCEL to enlarge the Board from its then current nine to eleven members. Messrs. Thomas H. Friedberg and Douglas J. Coats were elected to fill these new seats. Mr. Friedberg was then elected Chairman & CEO of ACCEL and Mr. Coats was elected Executive Vice President.

At  that time,  both Mr.  Friedberg  and Mr.  Coats became  Key Employees  under
ACCEL's 1987  Stock Incentive Plan.   Under the terms of  their arrangement with


ACCEL, both were granted stock options for ACCEL's common stock in lieu of salary for their first year of service. Mr. Friedberg was granted an option for 100,000 shares and Mr. Coats for 50,000 shares. The grant price for both options was $2.125, the fair value of ACCEL's common stock on the date of grant. The options vest immediately and become exercisable one year following the date of grant; however, they would become exercisable immediately upon either a) a change of control of ACCEL, or b) an involuntary termination. The options would be forfeited if employment with ACCEL was voluntarily terminated prior to May 23, 1996. The options lapse five years from the effective date of the grant.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                   OPERATING RESULTS FOR THE NINE MONTHS ENDED
                    SEPTEMBER 30, 1995 AND SEPTEMBER 30, 1994


OPERATING RESULTS

The income (loss) before federal income tax for the nine months ended September 30, 1995 was $1,209,000 compared to ($4,323,000) for the same period in 1994.
The income (loss) before federal income tax for the three months ended September 30, 1995 was $475,000 compared to ($551,000) for the same period in 1994. The income for nine months and three months ended September 30, 1995 can be attributed to the continued positive performance of ACCEL International Corporation ("ACCEL") and subsidiaries (collectively referred to herein as the "Company") core product lines: credit insurance and extended service contracts ("Co$tguard"). The results in 1994 reflect a loss of $3,829,000 in the second quarter exclusive of the $205,000 net loss in the first quarter, related to a write off of a subsidiary -- Randjill Group Ltd. ("RGL"), parent to Galaxy Insurance Company ("Galaxy"). Galaxy sustained continued negative development on its business in 1994 and as of June 30, 1994 became statutorily insolvent. As a result of this insolvency, ACCEL wrote off of its investment in RGL in the second quarter of 1994. Additional information on this event can be found in Note G of the Notes to Unaudited Consolidated Financial Statements and under Certain Events of this section.

In addition, the results for the nine months ended September 30, 1994, include income of $750,000 related to an arbitration award, and the recognition of a realized gain of $501,000 related to the sale of the Company's investment in a real estate partnership venture. These gains were more than offset by continued losses in the runoff lines of business -- principally the realtors' errors and omissions line of business.

As to the core product lines, the continued positive performance is attributable to increased earned premium and improved loss ratios. The combined loss ratios for the nine months ended September 30, 1995 compared to September 30, 1994 are 41.4% and 50.9%, respectively. The core product lines also experienced an increase of approximately 7% in premiums earned.

The increase in income before federal income tax of $1,026,000 for the three months ended September 30, 1995 compared to the same period in 1994 is again primarily attributable to improved loss ratios on the Company's core lines of business. The loss ratios for the third quarter of 1995 compared to the third quarter of 1994 are 44.7% and 50.6%, respectively.

In addition, beginning in 1993, the Company made a concerted effort to reduce general and administrative expenses. Operating expenses (excluding taxes, licenses and fees) decreased by 24% in the first nine months of 1995 compared to 1994 and decreased 24% in the third quarter of 1995 when compared to 1994. This was, in part, due to staff reductions, the results of which have continued to be evidenced in 1995. These actions, along with the termination and/or reinsurance of substantially all of the remaining property and casualty and medical lines of business will allow the Company to concentrate its efforts on further developing profitable blocks of business.


In summary, the primary causes for the change in income before federal income tax are identified by reviewing Table I on page 17. Table I includes core product lines and all runoff product lines with the exception of Galaxy results in 1994.


REVENUE

Premium writings for the nine months ended September 30, 1995 were $43,700,000 compared to $44,800,000 for the same period in 1994. The decrease in 1995 was a result of discontinuing marketing efforts for all medical lines, property and casualty lines and Galaxy. The premium related to medical lines, property and casualty lines and Galaxy decreased by $900,000, $2,300,000 and $1,900,000, respectively. Offsetting these decreases was a decrease in premium cancellations of $4,300,000 related to the Company's vendor single interest ("VSI") business. The VSI business is in runoff and has had no material effect on the statements of operations for the periods presented.

Premium writings for the three months ended September 30, 1995 were $15,300,000 compared to $11,200,000 for the same period in 1994. The increase is due to the decrease in cancellations of $5,300,000 related to the VSI business and was partially offset by decreased premium writings of $900,000 related to the discontinued agricultural lines of business.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash  flows from  operations have  been adequate  for its  current operating needs. The Company's credit insurance policy terms and related liabilities are generally limited to a four-year period during which the consumer makes payments on the loan, and the Company's liability on extended service contracts typically extends for either one-year or five-years. The Company, therefore, maintains liquidity in its investment portfolio to correspond with the liability outstanding on its lines of business.

The Company's fixed maturity securities include mortgage backed securities, collateralized mortgage obligations and asset backed securities. At September 30, 1995 the Company had $19.0 million in mortgage backed securities, $16.4 million in collateralized mortgage obligations and $20.9 million in asset backed securities. Those securities are subject to risks associated with variable prepayments. This may result in these securities having a different actual cash flow and average life than planned at the time of purchase.

The Company limits the extent of its risks on these types of securities by generally avoiding securities whose cost significantly exceeds par, by purchasing securities which are backed by stable collateral, and by concentrating on securities that are either planned amortization or sequential pay classes. The collateralized mortgage obligations and asset backed securities owned have primarily short to intermediate average lives. At September 30, 1995, the Company did not have a significant amount of higher risk mortgage or asset backed securities. There are negligible default risks on the mortgage and asset backed security portfolio as a whole as the vast majority of the assets are either guaranteed by U.S. government-sponsored entities or are supported in the securitization structure by junior securities enabling the assets to achieve high investment grade status.

In 1993, the Ohio legislature passed legislation which regulates the ability of Ohio domiciled insurance companies to pay dividends. The regulation limits the annual dividend or distribution by an insurer to the greater of (1) net income of the previous year or (2) 10% of capital and surplus as of the end of the previous year. In addition, all dividends must come from earned surplus to qualify as non-extraordinary dividends. Amounts greater than this would be considered extraordinary dividends and could not be paid without permission of the Department of Insurance of the State of Ohio ("the Department"). Based on this regulation, the Company believes Acceleration National Insurance Company ("ANIC"), a wholly owned subsidiary of ACCEL, would require Department approval to pay any dividend to the Registrant during 1995, however, Acceleration Life


Insurance Company ("ALIC"), a wholly owned subsidiary of ACCEL, could pay approximately $906,000 during 1995 without regulatory approval.


The Registrant's cash flow projections for 1995 assume that certain events take place in order to have sufficient cash to meet its debt service and other requirements. These events include the sale/liquidation of ACCEL's wholly owned United Kingdom subsidiary, Acceleration Insurance Company Limited ("AICL"), and the payment of a dividend from an insurance subsidiary to ACCEL. The Company will monitor its current and future debt service requirements to coincide with cash flow availability as well as explore various capital raising alternatives. The 1995 cash flow does not anticipate the availability of sufficient funds to repay $4,000,000 in advances received in 1992 from the Registrant's subsidiaries which are eliminated in consolidation.

In July 1991, ACCEL issued $5,848,000 of subordinated notes (the "Subordinated Notes") in connection with the purchase of all outstanding common shares of Randjill Group Ltd. ("RGL") (see Note G of Notes to Unaudited Consolidated Financial Statements). The Subordinated Notes have a nine-year term with no principal  payable until  maturity,  and bear  interest  at 10.125%  per  annum.
Effective June 30, 1992, ACCEL amended the notes to permit the issuance of additional notes for the purpose of making interest payments, provided, however, that ACCEL may at its option pay cash in lieu of issuing additional notes in any denomination of less than $1,000. As a result, ACCEL issued additional notes totaling $422,000 and $515,000 for the first nine months of 1995 and the full year 1994, respectively.

Of the Subordinated Notes described above, $5,371,000 were initially issued to Ranger Insurance Company ("Ranger"), a company related through common ownership by a stockholder and director of the Company. In 1993, Ranger sold all of the subordinated notes held by it to Chase Insurance Holdings Corporation ("CIHC"), another company related through common ownership by a stockholder and director of the Company. Additional Subordinated Notes in the amount of $375,000 and $458,000 were issued as interest payments to related parties for the nine months 1995 and the full year 1994, respectively.

Pursuant to a transaction authorized and approved by ACCEL's Board of Directors, and effective December 31, 1993, the Company sold its investment in Selective American Financial Enterprises, Inc. ("SAFE"), a company controlled by a stockholder and director of the Company, in exchange for $2,010,000 principal amount of the Subordinated Notes, effective as of December 31, 1993. Such amount of the Subordinated Notes held by CIHC were cancelled concurrently with the completion of the sale of the SAFE shares as of December 31, 1993. After giving effect to the foregoing transaction, the total outstanding Subordinated Notes were $5,884,000 and $5,462,000 ($5,216,000 and $4,841,000 held by related parties) at September 30, 1995 and December 31, 1994, respectively.

During 1991, the Company renegotiated its credit agreement (the "Credit Agreement") with a bank and borrowed an additional $5,900,000 bringing the total outstanding under the Credit Agreement to $15,000,000. That agreement was subsequently renegotiated to a commitment limit of $14,000,000 effective December 31, 1992. During the first quarter of 1993, ACCEL made a principal payment of $1,000,000.

During 1993, the Company did not meet all the requirements contained in the various financial tests under the covenants contained in the Credit Agreement. On March 30, 1994, the bank and the Company agreed to a waiver of certain covenants of the Credit Agreement such that the Company would not be in default at December 31, 1993 and through January 1, 1995. The loan agreement also requires that during the period the loan is outstanding, the Company maintain consolidated tangible net worth, as defined in the agreement. At December 31, 1993, required tangible net worth was $27,500,000.
At December 31, 1993, the Company's consolidated tangible net worth, as defined, was $27,549,000.

During  September  1994, the  revolving loans  under  the Credit  Agreement were converted to a $13,000,000 term loan, payable in full on September 23, 1998.


On February 7, 1995 the Company renegotiated the terms of its Credit Agreement. Under the amended Credit Agreement, the quarterly principal payments scheduled to begin in the fourth quarter of 1994 were waived. Specific principal payments totaling up to $1.5 million are due on June 30, 1995 and December 31, 1995, respectively, from the liquidation of AICL and the sale of the building used as the corporate home office. During the second quarter of 1995, ACCEL made the required principal payment of $200,000, reducing the outstanding bank indebtedness to $12,800,000. The loan is payable in full on June 30, 1997. On or prior to that date, the Company also is committed to complete certain actions. These include pursuing capital transactions with other companies or the sale of significant operating assets that will permit it to pay the loan in full by June 30, 1997. Alternatively, in the case of a merger or other capital transaction, the agreement can provide for the modification of the terms of the Credit Agreement in a manner satisfactory to the bank. The Credit Agreement also requires that during the period the loan is outstanding, the Company maintain consolidated tangible net worth, as defined in the agreement. At September 30, 1995, required tangible net worth was $13,416,000. At September 30, 1995, the Company's consolidated tangible net worth, as defined, was $21,278,000. Accordingly, as of September 30, 1995, the loan was current and all covenants under the amended Credit Agreement were satisfied.

The Company currently has three business lines that are in runoff status: the realtors' errors and omission line, the medical product lines and all property and casualty lines except for Co$tguard. The estimates for policy reserves are continually under review and adjusted as necessary, and as experience develops or new information becomes known, such adjustments are included in current operations.

On August 18, 1995, ACCEL and Consumers Financial Corporation, Camp Hill, Pennsylvania ("Consumers") announced that they entered into a letter of intent for Consumers to acquire the in-force credit insurance business of Acceleration Life Insurance Company ("ALIC") and to purchase all of the issued and outstanding shares of ALIC from ACCEL.

In conjunction with the proposed sale, The Guardian Life Insurance Company of America has agreed in principle with Consumers and ACCEL to reinsure, on an indemnity basis, 100% of the in-force credit insurance of ALIC prior to the acquisition by Consumers.

Consumers, pursuant to the letter of intent, has undertaken a due diligence effort. At the formal conclusion of that due diligence, the parties contemplate negotiation of a definitive stock purchase agreement. The closing of the transaction will be subject to regulatory approvals and approval by ACCEL's stockholders.

The transaction does not include the sale of ACCEL's Co$tguard extended service contract product insured by ANIC. The letter of intent indicates that Consumers will continue marketing the Co$tguard product for at least five years.

Concurrent with this proposed transaction, the Company is pursuing expanding its property and casualty product lines and geographic marketing plan of operations.

CERTAIN EVENTS

WRITE OFF OF INVESTMENT IN RGL AND GALAXY: During December 1986, ACCEL invested $1,370,000 (a 20% interest) in RGL. RGL was formed to acquire all the outstanding shares of Galaxy. Galaxy was writing commercial property insurance, property and casualty, and assumed treaty reinsurance.

During the second quarter of 1991, the Company purchased 11,000 additional common shares of RGL at a cost of $992,000. The additional investment increased the Company's ownership to 31% at June 30, 1991. In July 1991, the Company purchased the remaining 69% of RGL for cash and subordinated notes (see "Note D"


in the Notes to Unaudited Consolidated Financial Statements) of $2.1 million and
$5.8  million, respectively.    The purchase  price  included goodwill  of  $1.2
million.

Members of CIHC held a 45% interest in RGL prior to the acquisition by ACCEL.


For the three years ended December 31, 1993, RGL recorded losses and Galaxy's underwriting results deteriorated. The statutory capital and surplus of Galaxy declined significantly (from $7.3 million to $6.1 million to $2.9 million at December 31, 1991, 1992 and 1993, respectively), resulting in the New York Department of Insurance ("New York Department") placing a moratorium on all new business as of February 28, 1994.

Due to significant loss development during 1994 on Galaxy's liability lines of business, the Company contracted with an independent actuarial consultant to review the adequacy of Galaxy's loss and loss adjustment expense reserves as of June 30, 1994. The findings of this review indicated the need for additional reserves which resulted in the statutory insolvency of Galaxy at June 30, 1994. Statutory capital and surplus after the reserve strengthening was a negative $2.3 million.

Due to the significance of the statutory loss and the loss of the Company's control of Galaxy as a result of the insolvency, the Company wrote off its investment in RGL ($3.8 million) during the second quarter of 1994. The unaudited consolidated statement of operations for the first quarter of 1994 includes operating losses of $205,000 related to RGL.

Pursuant to an Order of Liquidation dated October 7, 1994, issued by the Supreme Court of the State of New York, the Liquidation Bureau of the New York Department took control of Galaxy on October 11, 1994.

ANIC, in the normal course of business, issued certain policy endorsements on Galaxy policies in 1992, some of which had pending claims open at the time of liquidation. Based on information currently available, management believes that these endorsements will not materially impact the Company's financial condition.

DISCONTINUED REALTORS' ERRORS AND OMISSIONS PROGRAM: As a result of the losses sustained in the realtors' errors and omissions program, and in particular, conduct discovered by the Company after it assumed responsibility for claims processing and handling, the Company filed suit in November 1991 against the non-affiliated marketing organization and broker involved in the program.

The lawsuit seeks to recover funds improperly withdrawn from the account established for the payment of claims under the program; for damages due to business expenses improperly charged against such funds; and for improper administration of the program. ACCEL and ANIC entered into an arrangement whereby ANIC's rights under the lawsuit were transferred to the Company in exchange for a $4,000,000 collateral loan issued to ANIC which was recorded as a capital contribution. The transaction and related agreements were approved by the Department. The loan agreement and accompanying promissory note call for interest at the 13 week Treasury Bill rate plus 100 basis points, and principal of $4,000,000 to be paid on December 31, 1995. The security for such collateral loan consists of 190 shares (47.5%) of ALIC common stock.

ACCEL is pursuing the litigation vigorously and believes that it has a sound basis for its claims, trial is currently scheduled for November 1995. If ACCEL is unable to satisfy the principal payment due by year-end 1995 it will transfer the appropriate value of collateral pledged under the loan agreement to ANIC. Interest on the note is paid and current.


                                     TABLE I

Several key operating ratios of the Company are as follows:


                                             Unaudited Consolidated Results
                                             ------------------------------
                                           (Thousands of dollars except ratios)
                                             Nine months ended September 30,
                                           ---------------------------------

                                                      1995       1994 (1)
                                                    --------     ---------
Gross premiums written                              $43,669     $ 42,839

Net premiums earned                                 $29,941     $ 33,699

RATIOS:
   1. Policy benefits to net premiums earned          43.2%        51.7%

   2. Commissions and selling expenses and
        general and administrative expenses
        to gross premiums written                     50.5%        48.1%

   3. Commissions and selling expenses,
        reinsurance expense recovery and
        change in deferred policy acquisition
        costs to net earned premium (2)               49.2%        43.4%

   4. Taxes, licenses and fees to gross
        written premium                                3.2%         3.2%



   (1)  For comparative purposes, the 1994 data excludes the results of Galaxy.

   (2) The 1995 results reflect a higher concentration of credit business, which typically has a higher acquisition cost.


PART II. OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K

    (b) No reports on Form 8-K have been filed by the Registrant during the quarter ended September 30, 1995.


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ACCEL INTERNATIONAL CORPORATION

Dated:         November 13, 1995           By:  /S/ Kurt L. Mueller
        ------------------------------          ----------------------------
                                                Kurt L. Mueller
                                                Vice President and Controller*
_____
* Mr. Mueller is Vice President and Controller and has been duly authorized to execute the report on behalf of the Registrant.