Form 10-K
period 1995-12-31
ACCEL INTERNATIONAL CORP
filed 1996-03-29
CIK 1985

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

FOR THE TRANSITION PERIOD FROM                 TO
                               ---------------    ----------------

COMMISSION FILE NUMBER 0-8162

                        ACCEL INTERNATIONAL CORPORATION
            (Exact name of registrant as specified in its charter)

              DELAWARE                                        31-0788334

   (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                         Identification No.)


       475 METRO PLACE NORTH, DUBLIN, OHIO                       43017
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                 ---

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    X     No
                                                     -----       -----

The aggregate market value of Common Stock held by non-affiliates on January 31, 1996 was approximately $7,280,000.

As of January 31, 1996, there were 4,456,432 shares of Common Stock, $.10 par value per share outstanding.


                     DOCUMENTS INCORPORATED BY REFERENCE:


Portions of the definitive proxy statement furnished to stockholders of the registrant in connection with the annual meeting of stockholders to be held on June 11, 1996 are incorporated by reference into Part III.

Total sequentially numbered pages  57               Exhibit Index on page  45


                                    PART I

ITEM 1.  BUSINESS

(a)        GENERAL DEVELOPMENT OF BUSINESS

ACCEL International Corporation ("ACCEL") is an insurance holding company incorporated in Delaware in June 1978 as the successor to an Ohio corporation, formerly Acceleration Corporation, organized in 1969. Unless the context requires otherwise, the "Company" includes ACCEL and its subsidiaries. The Company has been engaged in the sale and underwriting of credit life and credit accident and health insurance, extended service contracts, vendor's single interest and other specialty casualty products. The credit insurance and extended service contract products continue to be offered to consumers, principally through automobile dealers, financial institutions and other business entities. From 1986 through 1991, the Company offered a realtors' errors and omissions insurance product that was sold through an unaffiliated marketing organization which provided various products and services to realtor member entities; that product has been in run-off since 1991. The vendor's single interest product was marketed by a managing general agent ("MGA") and was discontinued in mid 1994. In 1990, the Company began offering farmowners' multi-peril and ancillary inland marine coverages through a network of selected agents. These coverages were discontinued in early 1995. See NARRATIVE DESCRIPTION OF BUSINESS for further information.

(b)        FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

Through 1995 the Company operated predominately in two industry segments: life and health and property and casualty insurance. See "Note J" in the Notes to Consolidated Financial Statements.

(c)        NARRATIVE DESCRIPTION OF BUSINESS

GENERAL

The Company's life and health insurance segment primarily consists of individual and group credit life and group credit accident and health insurance, which is sold through automobile dealers and financial institutions. The Company's property and casualty segment consists of extended service contracts, sold primarily through automobile dealers, the discontinued farmowners' multi-peril and ancillary inland marine coverages ("farmowners'"), which were marketed through independent agents. In 1996 the Company began working with agents which control books of business ("program business") that market long haul trucking, commercial buses and package policies for auto dealers.

Credit insurance and extended service contracts, which represent a significant portion of the Company's business, are affected by automobile sales. These premiums accounted for approximately 90% of the Company's gross premiums written in 1995.

The Company's principal subsidiary engaged in the life and health insurance business is Acceleration Life Insurance Company ("ALIC"), which holds licenses to do business in 40 states and the District of Columbia. Credit life and credit accident and health insurance are the primary insurance products written by ALIC. The Company's property and casualty business is conducted through Acceleration National Insurance Company ("ANIC"). ANIC holds licenses to do business in 47 states and the District of Columbia. Acceleration


National Service Corporation ("ANSC") administers the Company's extended service contracts. The majority of the Company's direct premium revenue in 1995 was derived from sales in Ohio (47%), Virginia (13%), Michigan (7%), Indiana (7%) and North Carolina (5%). As of March, 1996, ALIC and ANIC are no longer licensed to write business in Michigan, and accordingly have discontinued their writings in said state.


CREDIT INSURANCE

The Company sells credit insurance primarily in connection with consumer credit transactions, of which the most significant to the Company are automobile purchases. Credit life insurance provides funds, in the event of the insured's death, for payment of a specified loan or loans which are obligations of the insured. Similarly, credit accident and health insurance provides for payments on such loans during the term of the insured's disability. In most cases, the entire premium is paid at the time the insurance is issued and such insurance is designed to cover the risk of loss for the scheduled term of the indebtedness. Most credit insurance is written on a decreasing term basis. The policy benefit is initially the amount of the unpaid indebtedness and decreases in amounts corresponding to the repayment schedule. The primary beneficiary under credit insurance is the lender.

Substantially all of the Company's credit insurance is group insurance. Group credit insurance policies are issued to master policyholders (typically automobile dealers or financial institutions). The master policy of insurance authorizes the master policyholder to issue certificates representing insurance sold to its customers. Premiums collected from customers are remitted to the Company net of commissions. The Company uses good health statements as part of its underwriting measures, which inquire about the proposed insured's health at the time the insurance is to be issued. Although medical examinations are not required, the good health statement is intended to reduce the acceptance of certain risks. The Company also uses additional health related questions on its applications related to specific medical conditions. Because such conditions, if experienced within the twelve months prior to the loan date, could be expected to result in claims during the term of the loan, the applications are denied. In addition to other sales and marketing services, the Company conducts related training programs for finance and insurance managers, master policyholders and their salespeople, independent agents and sales representatives employed by the Company.

The Company reinsures substantial percentages of its credit accident and health premiums on a written basis. This reinsurance provides statutory surplus relief, thereby increasing the Company's capacity to write credit insurance. An effect of this reinsurance is, however, to reduce the profit that the Company might otherwise realize on its credit insurance business. The applicable agreement contains an experience adjustment computation which results in the ultimate cost of this reinsurance being a stated percentage related to the business ceded. Under such arrangements, a security fund is usually maintained by the Company approximating the amount of ceded unearned premiums less commissions retained, plus ceded insurance claims.

The Company has also entered into agreements to cede credit life and credit accident and health insurance to reinsurance companies owned by certain automobile dealers, financial institutions or agents. Under these arrangements said entities and persons participate in the profits or losses of the insurance sold through them, and the Company retains nominal percentages of the related risk. These agreements generally provide that the Company receive a ceding fee and be reimbursed for commissions and claims.

Approximately 76%, 73% and 44% of the Company's gross premiums written during 1995, 1994 and 1993, respectively, were derived from its credit insurance business. The credit insurance business decreased 3.6% in 1995 compared to 1994, increased 4% in 1994 compared to 1993, and increased 22% in 1993
compared  to 1992.   Automobile purchases continue to  be the most significant


consumer credit transaction for which credit insurance is sold by the Company. Automobile purchases have been and will continue to be affected, directly and indirectly, by auto prices, interest rates, the availability of consumer credit and general economic conditions.

The primary states in which the Company's credit insurance is sold are Ohio, Virginia, Indiana and West Virginia. The Company markets its credit insurance through both independent agents and its own direct sales representatives. A significant portion of the Company's gross credit insurance premiums were attributable to the Company's independent agents. In 1987 the Company entered into a joint marketing arrangement with Consumers Financial Corporation ("CFC") and transferred all of its Pennsylvania credit insurance accounts to CFC's subsidiary, Consumers Life Insurance Company. This business had previously been marketed by the Company's employees. The joint venture also provides for the marketing of automobile extended service contracts in Pennsylvania. The Company and CFC have combined their capabilities for marketing these products to automobile dealer accounts which both parties have serviced in the past and efforts continue to sign-up additional accounts.

NEW PROPERTY AND CASUALTY PRODUCTS

The Company has recently commenced new marketing initiatives in the Property and Casualty markets which have resulted in new business being written in the first quarter of 1996. These marketing efforts are directed toward agents who control books of program business. The lines include long haul trucking, commercial buses and package policies for auto dealers. The Company has employed individuals with extensive experience in these lines of business. In addition, two senior executives have considerable experience with these lines and with the producing agents. The Company anticipates a positive contribution from this business in 1996.

EXTENDED SERVICE CONTRACTS

Extended service contracts are sold under the name "Co$tGuard" and cover the cost of labor and certain parts for the repair of automobiles, motorcycles and watercraft. The Company's product covers towing, rental car reimbursement and other benefits during the entire contract term and enables a purchaser to obtain from the selling dealer a service contract covering the cost (in excess of a deductible amount where applicable) of repairs to covered parts subsequent to the expiration of the applicable manufacturer's warranty and the cost of other services. Extended service contracts are primarily marketed through the same group of automobile dealers who market the Company's credit insurance. The extended service contract program is marketed on a net cost basis to the automobile dealer who is free to establish the retail price for the contract. The net cost paid by the dealer includes the premiums for a contractual liability policy provided the dealer by ANIC, and administrative and marketing fees. In 1995, this program accounted for approximately 97% of ANIC's net retained premiums written.

In 1992 the Company began to reinsure a limited number of its extended service
contracts to reinsurance companies  owned by automobile dealers.   The Company
expects reinsurance to become a major marketing factor in the future.

REALTORS' ERRORS AND OMISSIONS INSURANCE

Since mid-1986 ANIC provided errors and omissions insurance to members of a realtors' association in connection with their activities principally in noncommercial real estate transactions. ANIC reinsured the risk to an unaffiliated reinsurance company. An independent insurance broker was acting as broker/agent for ANIC in connection with the issuance, administration and policy services for this business. ANIC retained 25% of the premiums written for its participation in this program.


On October 29, 1990, ANIC gave notice of termination to the broker/agent through which the realtors' errors and omissions ("E&O") coverage was marketed. The termination of this arrangement became effective January 31, 1991. In addition, the Company commuted the reinsurance agreement for this program. See "Note F" in the Notes to Consolidated Financial Statements. After termination, ANIC assumed responsibility for handling and processing all claims related to this business and discovered certain matters which resulted in litigation being commenced against the marketing organization and broker. See "Certain Events" under MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.




OTHER INSURANCE PRODUCTS

In  early  1990,  the  Company  introduced  its  farmowners'  multi-peril  and ancillary inland marine coverage products. Premiums written for these products were $97,000, $8,460,000 and $11,882,000 in 1995, 1994 and 1993,
respectively.  The  Company elected  to discontinue offering  these lines  and entered into an agreement whereby the Company ceded 100% of the in-force business at December 31, 1994. Accordingly, any new business written after January 1, 1995 was reinsured with an unaffiliated carrier. As of June 30, 1995, the Company ceased writing this business.

INVESTMENT IN RANDJILL GROUP LTD. ("RGL") AND GALAXY INSURANCE COMPANY
("GALAXY")

In 1986 the Company acquired a 20% interest in RGL, a company related through common ownership by a shareholder and director of the Company, and in 1991 acquired the remaining 80% interest. The total amount invested in RGL was approximately $10.3 million. Due to significant losses incurred, and the insolvency of RGL's operating subsidiary, Galaxy, a New York domiciled property and casualty insurance company, the Company wrote off its investment in RGL during the second quarter of 1994. For further information regarding RGL see "Note K" in the Notes to Consolidated Financial Statements.

EMPLOYEES

As of December 31, 1995, the Company employed 78 full-time equivalent employees compared to 98 at December 31, 1994.

REINSURANCE WITH UNAFFILIATED INSURANCE COMPANIES

Reinsurance enables insurance companies to provide greater diversification of risks and at the same time minimize risk exposure. The reinsurer reimburses the Company for any claims on the reinsured portion of the risk. Although reinsurance does not discharge the Company from primary liability to the insured for the full amount of the insurance coverage, the industry and regulatory practice is to exclude the reinsured portion of the risk from the consolidated statements of operations.

The Company has an arrangement in place which covers a substantial portion of its credit insurance business with an unaffiliated insurance company. The effect of this agreement is that the Company ultimately retains a substantial part of the insurance risk, the underwriting income or loss and the investment income on net funds, all of which are retained by the Company, with the reinsurers receiving a stated percentage of the ceded business. See "Note F" in the Notes to Consolidated Financial Statements.

In 1993, the Company entered into reinsurance agreements with unaffiliated reinsurers related to its discontinued health products. The effect of such reinsurance arrangements was to transfer 100% of the related risk to the reinsurers. Premiums ceded associated with these agreements and included in the accompanying consolidated statements of operations amounted to $633,000, $980,000 and $4,588,000 in 1995, 1994 and 1993, respectively.

REINSURANCE WITH PRODUCER-OWNED REINSURANCE COMPANIES

Certain automobile dealers, financial institutions and insurance agencies, which generate credit insurance premiums and are master policyholders of the Company, have formed Producer-owned Reinsurance Companies owned either wholly or in part, directly or indirectly, by such master policyholders to reinsure credit life and disability business generated by them. These arrangements are structured to provide Producer-owned Reinsurance Companies with underwriting income and a portion of investment income on the premiums ceded in connection with such reinsurance. In these transactions the Company's revenue is limited to a ceding fee and a portion of the investment income.



As of December 31, 1995, $10,813,000 of credit life and disability unearned premium reserves were ceded by the Company to Producer-owned Reinsurance Companies. However, most Producer-owned Reinsurance Companies are required to deposit cash and marketable securities in a custodial account with an independent financial institution. The minimum balance in each account is generally required to be equal to the policy and claim reserves ceded to the Producer-owned Reinsurance Companies. In the event a Producer-owned Reinsurance Company fails to fulfill its obligation, the Company may withdraw funds from the Producer-owned Reinsurance Company's account as reimbursement for premium refunds and claim disbursements. On all insurance written by the Company and reinsured with Producer-owned Reinsurance Companies, the Company remains liable in the event of the insolvency of the reinsurers. As of December 31, 1995, the Company had ceded approximately $281,195,000 of credit life insurance in-force to Producer-owned Reinsurance Companies. See "Note F" in the Notes to Consolidated Financial Statements.

COMPETITION

The Company's business is extremely competitive as to both price and service. In the credit insurance business the Company's competitors include other insurance companies, many of which are larger than the Company and have greater resources. A significant competitive factor is the commission which may be paid to licensed agents affiliated with master policyholders. The Company, however, continues to compete by offering what it believes to be realistic commissions and providing a high level of service including training, consulting and related services to its master policyholders.

In the property and casualty segment, the Company competes with much larger and established national and regional insurance companies and with automobile manufacturers which provide service contracts to their dealers. The automobile manufacturers have significantly greater resources than the Company and have relationships with automobile dealers which extend beyond providing service contracts. The principal competitive factors include price, profit potential, type and quality of the products offered and the quality of service. Many of the same master policyholders which sell the Company's credit insurance also market its extended service contracts, and the termination of the relationship in one segment could affect the Company's relationship in the other segment.

REGULATION

The Company is subject to regulation in the states in which it does business. The extent of such regulation varies from state to state; but in general, all states have statutory restrictions and a supervisory agency which has broad discretionary administrative powers. Such regulation is designed primarily to protect policyholders and relates to the licensing of insurers and their agents, the approval of policy forms, the methods of computing reserves, the form and content of financial reports and the type and concentration of permitted investments. Ohio and other jurisdictions in which the Company does business have enacted legislation providing for specific regulation of the relationship between licensed insurers and affiliated members of a holding company group. Such legislation generally (1) establishes requirements and procedures relative to the approval or disapproval of mergers and other acquisitions of control, (2) prescribes the filing of registration statements by insurers which are members of the holding company group, (3) subjects the holding company to reporting requirements, (4) establishes standards for transactions between insurers and their holding companies and between members of a holding company group and (5) controls the payment of extraordinary dividends. The dividends which the Company may receive from both its life and property and casualty insurance subsidiaries are subject to regulatory requirements as to minimum capital and surplus. In addition to regulatory considerations, management takes into account the overall financial strength of each operating entity before dividends are paid to the Company. Additionally, the amount of dividends the Company's primary life insurance subsidiary can pay is subject to certain tax considerations.


In 1993, the National Association of Insurance Commissioners ("NAIC") adopted the life and health and property and casualty Risk-Based Capital ("RBC") formulas. These model acts require every insurer to calculate its total adjusted capital and RBC requirement, and provides for an insurance commissioner to intervene if the insurer experiences financial difficulty. These model acts will become law in Ohio, the Company's insurance subsidiaries' state of domicile, in March, 1996. The formula includes components for asset risk, liability risk, interest rate exposure, and other factors. Each of the Company's insurance subsidiaries exceed all required RBC levels as of December 31, 1995.

The tax considerations related to the life insurance subsidiary restrict the amount of dividends that can be paid without incurring a tax. At December 31, 1995, the Company's life insurance subsidiary could pay an aggregate of $2,549,000 from shareholders' surplus without incurring a tax. At December 31, 1995, any amounts to be paid from the life and property and casualty insurance subsidiaries would require regulatory approval.

For information regarding certain federal income tax limitations on dividends, see "Note G" in the Notes to Consolidated Financial Statements.

(d)        FINANCIAL  INFORMATION ABOUT  FOREIGN  AND DOMESTIC  OPERATIONS AND
           EXPORT SALES

In 1982 the Company  incorporated Dublin International Limited  ("Dublin"), an
exempted  Island of  Nevis  domiciled  company.    Dublin  is  a  wholly-owned
subsidiary of ACCEL.

In 1986 Acceleration Insurance Company, Ltd. ("AICL"), a wholly-owned subsidiary organized by ACCEL and domiciled in the United Kingdom, received approval from regulatory authorities to commence operations. From mid-1986 through 1992, AICL offered specialty casualty products in the United Kingdom.

The assets and results of operations of these subsidiaries for the year ended December 31, 1995 are not significant to the Company's consolidated financial statements. See "Note M" in the Notes to Consolidated Financial Statements.

During 1995, the Company redeemed most of its shares of AICL, which resulted in proceeds approximating the Company's original investment in AICL. The transaction was approved by the Department of Trade and Insurance (United Kingdom). On February 7, 1996, the Company received the final proceeds for redemption of its remaining shares, and AICL ceased to exist.

ITEM 2.  PROPERTIES

Since July 1981 the Company's executive offices have been located at 475 Metro Place North, Dublin, Ohio. The four-story office building has been owned by ALIC and consists of approximately 80,000 square feet of office space. The industry segments as identified in "Note J" in the Notes to Consolidated Financial Statements most recently utilized approximately 30,000 square feet of the building. Approximately 45,000 square feet had been leased to unaffiliated parties through year-end 1995. The remaining 5,000 square feet remained available for lease. See "Note R" in the Notes to Consolidated Financial Statements.

On March 21, 1996, the building was sold by ALIC for a price of $3.5 million. The Company will remain in the building and occupy approximately 16,000 square feet of home office space under a five-year lease at an annual rental of approximately $256,000. In late 1995 the Company began renting approximately 6,000 square feet of office space in Stafford, Texas, to house its executive offices. The annual rental on the five-year lease approximates $70,000.

ITEM 3.  LEGAL PROCEEDINGS

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.



                                    PART II

ITEM 5.  MARKET FOR ACCEL'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

(a) ACCEL's common stock is traded over-the-counter National Market Issues, under the NASDAQ symbol ACLE.

The following table sets forth the quarterly range of over-the-counter prices for ACCEL's stock during the last two years. These prices have been adjusted for common stock dividends and do not include retail mark-up, mark-down, or commissions and do not always necessarily represent actual transactions.

         1995        High       Low          1994         High         Low
         ----        ----       ---          ----         ----         ---

      4th Quarter   $3.875    $2.375     4th Quarter     $3.125      $1.750
      3rd Quarter    4.875     2.750     3rd Quarter      3.750       2.250
      2nd Quarter    3.125     2.000     2nd Quarter      5.000       3.000
      1st Quarter    2.875     1.750     1st Quarter      6.000       3.750

(b) The approximate number of holders of record of ACCEL's common stock ($.10 par value) as of January 31, 1996, was 638 holders.

(c)      Dividends paid on common stock:

         1994 - -0- per share

         1995 - -0- per share

Restrictions on present or future ability to pay dividends:

The Senior Notes issued December 29, 1995 (See Note D in the Notes to Consolidated Financial Statements) contain certain covenants which restrict the payment of dividends to not more than 50% of the cumulative consolidated net income for the period from and after January 1, 1996 to and including the date of making the dividend payment.

Since June 1992, ACCEL's Board of Directors suspended payment of cash dividends on the common stock until the Company returns to a level of profitability which will sustain such payments.



ITEM 6.  SELECTED FINANCIAL DATA

               ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES


                               1995**   1994**     1993**    1992       1991

                              ------------------------------------------------
                                         (Thousands of dollars,
                                     except per share data & ratios)
Gross premiums written       $ 55,443  $ 60,504  $ 95,766  $122,101  $130,239
Premiums ceded                (12,147)  (12,495)  (30,261)  (45,116)  (48,828)
Net premiums written           43,296    48,009    65,505    76,985    81,411
Premiums earned                40,853    47,600    61,649    80,426    85,644
Net investment income:
   Interest and dividends       6,488     6,678     8,397    11,831    13,129
   Realized gains (losses)        455       808     1,336       701       462
Total revenue                  50,475    57,519    74,810    96,043   102,131
Policy benefits                20,118    24,997    38,431    71,472    57,923
Income (loss) before taxes
   and other items             (1,101)   (4,905)   (5,626)  (25,075)      150
Cumulative effect of change in
   accounting for income taxes      -         -         -    (3,067)        -
Net income (loss)              (1,460)   (5,238)   (5,281)  (22,124)    1,034

Per common share*:
   Cumulative effect of change in
   accounting for income taxes      -         -         -      (.69)        -
   Net income (loss)             (.33)    (1.18)    (1.19)    (4.98)      .23
   Cash dividends                   -         -         -       .07       .24

At end of year:
   Invested assets             63,297    98,189   126,590   139,244   161,861
   Total assets               183,507   179,948   236,181   204,209   230,752
   Policy reserves
   and liabilities            104,852   106,936   146,257    90,616    96,268
   Total debt                  22,531    18,462    18,847    22,000    23,348
   Redeemable preferred stock       -         -         -        73       145
   Common stockholders' equity 20,560    15,366    28,583    32,361    55,367


Return on average common
   stockholders' equity         (8.13)%  (23.84)%  (17.32)%  (52.29)%   1.85%

Book value per common share    $ 4.62    $ 3.46    $ 6.43    $ 7.28    $12.48


* Net income (loss) per common share is computed using the weighted average number of common shares outstanding during the year after giving effect to the preferred stock dividend requirement. The inclusion of common stock equivalents (options) would not be dilutive.

** The  1995, 1994  and 1993  data reflects the  adoption of  the Financial
   Accounting Standards Board's ("FASB") Statement No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" ("Statement No. 113").

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS FOR THE THREE YEARS ENDED DECEMBER 31, 1995


The loss before income taxes and other items for 1995 was $1,101,000. This loss was primarily driven by three factors: Foremost was adverse loss development on discontinued property and casualty products. This adverse development aggregated $2,400,000 which included a $1,200,000 year end reserve increase on the discontinued realtors' errors and omissions product. This adverse development was partially offset by a $500,000 favorable development on the discontinued medical business. The second factor was the incurral of legal fees related to the E&O program litigation during 1995, including the Company's legal action against the entities involved in the E&O program. These actions caused the incurral of legal fees of $550,000 in 1995. The Company was awarded $5.1 million against the marketing organization involved in the E&O program. No amounts have been received by the Company on its judgment and therefore the award has not been reflected in the 1995 consolidated statement of operations. Lastly, during 1995 the Company incurred approximately $350,000 in severance expenses related to departed employees.

The loss before income taxes and other items for 1994 was $4,905,000. A significant portion of the 1994 loss is related to the write off of Galaxy ($3,829,000) and Galaxy's first quarter loss ($205,000), or a total Galaxy loss of $4,034,000. In addition, several discontinued property and casualty lines continued to show adverse loss development in 1994, partially offset by positive results from the credit and extended service contract product lines.

The loss before income taxes and other items for 1993 was $5,626,000. The 1993 loss is primarily attributable to adverse loss development related to Galaxy's lines of business and several discontinued lines of medical and property and casualty business. The net underwriting losses and overhead in 1993 for these product lines were approximately; $3.1 million for Galaxy, $1.7 million for discontinued medical lines and $1.0 million for discontinued property and casualty lines. In addition, the Company wrote off the remaining goodwill ($1.6 million) associated with the original acquisition of Galaxy. Partially offsetting these losses were gains of $1.7 million and $300,000 related to two of the Company's core product lines, credit insurance and extended service contracts, respectively.

The Company made concerted efforts in the last three years to reduce general and administrative expenses. Staffing has been reduced by 20%, 26% and 43% in 1995, 1994 and 1993, respectively. These expense control initiatives have allowed the Company to concentrate on its traditional profit producing lines of business (credit insurance and extended service contracts) and to begin programs in selected Property & Casualty lines in which the current management team has experience and expertise.

The primary causes for the fluctuation in operating income (loss) before income taxes discussed above are easily identified by comparing policy benefits (claims, loss and loss adjustment expenses) to premiums earned. Except for general and administrative expenses, the remaining items are at expected levels based upon premium levels and product mix. See Table I on page 14.

REVENUE

Gross premium writings for 1995 were $55.4 million compared to $60.5 million for 1994. The decrease in 1995 was primarily the result of decreases in premium levels related to discontinued lines of business. See Table II on page 15.

Gross premium writings for 1994 were $60.5 million compared to $95.8 million for 1993. The decrease in 1994 can be attributed to the following: vendor's single interest declined $13.1 million, medical products declined $8.7 million, discontinued property and casualty lines declined $3.4 million and Galaxy declined $12.4 million. As noted in Table II, there was approximately $5.5 million of return premium related to the VSI program. This was the result of entering into assumption reinsurance treaties with unaffiliated reinsurance companies, whereby the reinsurers assumed the in force unearned premium reserve and related claim liabilities. Since the profit margin on this line of business was minimal, the effect of this transaction had no material effect on the statements of operations for the periods presented. The credit and extended service contract products increased in 1994 by $2.4 million when compared to 1993.


The Company has also experienced decreases in net investment income, excluding realized gains, since 1993. These decreases were caused by a decrease in invested assets due primarily to the run off of discontinued lines of business.

The Company plans to concentrate its efforts on growing the credit, extended service contract and the newly introduced program product lines.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flows from operations have generally been adequate for its current operating needs. Cash flows from operating activities in 1995 were adversely impacted by the reinsurance transaction dated December 29, 1995 described in Note F in the Notes to Consolidated Financial Statements. The Company's credit insurance policy terms and related liabilities are generally limited to a four-year period during which the consumer makes payments on the loan. The Company's liability on extended service contracts typically extends for either one-year or five-year periods. The Company, therefore, maintains liquidity in its investment portfolio to correspond with the liability outstanding on its lines of business. At December 31, 1995, the average maturity of investments in debt securities was approximately 4.8 years to the nearest call date.

The Company's available for sale fixed maturity securities at December 31, 1995 include $26.9 million of mortgage-backed securities and $13.7 million of asset-backed collateralized securities. The mortgage and asset-backed securities are subject to risks associated with variable prepayments. As such, those securities may have a different actual maturity and yield than planned at the time of purchase. The degree to which a security is susceptible to either gains or losses is influenced by the difference between its amortized cost and par value, relative sensitivity of the underlying mortgages to prepayment risk in a changing interest rate environment and relative priority of the securities in the overall securitization.

The Company limits the extent of its risks on fixed maturity securities by generally avoiding securities whose cost significantly exceeds par, by purchasing securities which are backed by stable collateral, and by concentrating on securities that are either planned amortization or sequential pay classes. The collateralized mortgage obligations and asset backed securities owned have primarily short to intermediate average lives. At December 31, 1995, the Company did not have a significant amount of higher risk mortgage or asset backed securities. There are negligible default risks on the mortgage and asset backed security portfolio as a whole as the vast majority of the assets are either guaranteed by U.S. government-sponsored entities or are supported in the securitization structure by junior securities enabling the assets to achieve high investment grade status.

Ohio domiciled insurance companies are subject to Ohio law which regulates the ability of insurance companies to pay dividends. The regulation limits the annual dividend or distribution of an insurer to the greater of (1) net income of the previous year or (2) 10% of unassigned surplus as of the end of the previous year. In addition, all dividends must come from earned surplus to qualify as a non-extraordinary dividend. Amounts greater than this would be considered extraordinary dividends and could not be paid without permission of the Department of Insurance of the State of Ohio ("Ohio Department"). Based on this regulation, ALIC could pay a dividend of $8,000 and ANIC would require Ohio Department approval to pay any dividend to the registrant during 1996.


The Company's cash flow projections for 1996 assume that certain events will take place in order to have sufficient cash to meet its debt service and other requirements. These events include the liquidation of AICL. The liquidation was in fact concluded in the first quarter of 1996. The Company will monitor its current and future debt service requirements to coincide with cash flow availability as well as explore various capital raising alternatives. The Company intends to use any proceeds from a judgement entered in its favor in a legal proceeding (see CERTAIN EVENTS) to repay $3,700,000 in advances received in 1992 and 1993 from the registrant's subsidiaries which are eliminated in consolidation.

In July 1991, ACCEL issued $5,848,000 of subordinated notes (the "Subordinated Notes") in connection with the purchase of all outstanding common shares of RGL. See "Note K" in the Notes to Consolidated Financial Statements. The Subordinated Notes have a nine-year term with no principal payable until maturity, and bear interest at 10.125% per annum. Effective June 30, 1992, ACCEL amended the notes to permit the issuance of additional notes for the purpose of making interest payments, provided, however, that ACCEL could at its option pay cash in lieu of issuing additional notes in any denomination of less than $1,000. As a result, ACCEL issued additional notes totaling $569,000 and $515,000 for the 1995 and 1994 interest payments, respectively.

Of the Subordinated Notes described above, $5,371,000 were initially issued to Ranger Insurance Company ("Ranger"), a company related through common ownership by a stockholder and director of the Company. In 1993, Ranger sold all of the subordinated notes held by it to Chase Insurance Holdings Corporation ("CIHC"). Additional Subordinated Notes in the amount of $506,000 and $458,000 were issued to related parties for the 1995 and 1994 interest payments, respectively.

The total outstanding Subordinated Notes were $6,031,000 and $5,462,000 ($5,347,000 and $4,841,000 held by related parties at December 31, 1995 and 1994, respectively) and the fair value of these notes approximated $5,783,000 and $5,237,000 at December 31, 1995 and 1994, respectively.

At December 31, 1994, the Company had an outstanding loan balance of $13,000,000 under the terms of a credit agreement (the "Credit Agreement") with a bank, and the effective interest rate was 6.25%. During 1993, the Company did not meet all the requirements contained in the various financial tests under the covenants contained in the Credit Agreement. On March 30, 1994, the bank and the Company agreed to a waiver of certain covenants of the Credit Agreement such that the Company would not be in default at December 31, 1993 and through January 1, 1995.

Proceeds from the Credit Agreement were partially used in the purchase of RGL, and to fund general operating activities.

During September 1994, the revolving loans under the Credit Agreement were converted to a $13,000,000 term loan, payable in full on September 23, 1998. At December 31, 1994, the effective interest rate and outstanding loan balance were 8.75% and $13,000,000, respectively. The fair value of this term loan approximated $13,000,000 at December 31, 1994.

On February 7, 1995 the Company renegotiated the terms of its Credit Agreement. Under the amended Credit Agreement, the quarterly principal payments scheduled to begin in 1995 were waived. Specific principal payments totaling up to $1.5 million were due on June 30, 1995 and December 31, 1995, respectively, from the liquidation of AICL and the projected sale of the building used as the corporate home office. The loan was to be payable in full on June 30, 1997. The Credit Agreement also required that during the period the loan was outstanding, the Company had to maintain consolidated tangible net worth, as defined in the agreement. At December 31, 1994, required tangible net worth was $13,000,000. At December 31, 1994, the Company's consolidated tangible net worth, as defined, was $14,438,000.

On December 29, 1995, the Company issued new senior notes (the "Senior Notes")


totaling $16,500,000 at 9.50%, maturing on April 1, 2001. The proceeds from these notes were used to retire the loan outstanding under the aforementioned Credit Agreement and to liquidate an intercompany loan between ACCEL and an insurance subsidiary. In addition, as of January 1, 1996 ALIC entered into a reinsurance agreement with an unaffiliated company to reinsure its in-force Credit Business. This agreement is structured, such, that as future profits emerge on this block of business, a substantial portion of the Company's share of the profits will be used over the next four to five years to pay the interest thereon and redeem these Senior Notes.

ACCEL's Board of Directors approved an Employee Stock Ownership Plan ("ESOP") during 1989. In 1990, the ESOP entered into an agreement with ALIC to borrow up to $1,000,000 for the purchase of ACCEL's common stock. Company contributions into the ESOP have been used to pay down the loan from ALIC and release shares into the participants' accounts as the Company's matching contribution. The ESOP purchased 136,887 shares (adjusted for the 1990 5% common stock dividend) under this loan agreement with ALIC at a cost of $1,000,000. In addition to the shares purchased under the loan agreement, the ESOP purchased 90,088 common shares at a cost of $603,000. The loan bears interest at 10%.

At December 31, 1995, the loan had an unpaid balance of $525,239. The market value of the underlying shares was $161,000. The Company has revalued this loan to market value as of December 31, 1995. This will allow the release of shares to participants' accounts at an average price which more closely approximates recent market values on the Company's stock. The decrease in the loan has been reflected through a decrease in additional paid-in capital in the accompanying consolidated balance sheets. The unpaid balance of the loan ($161,000 at December 31, 1995) has been reflected as a reduction in common stockholders' equity in the accompanying consolidated financial statements.

During 1995, 1994 and 1993, the Company incurred ESOP contribution expenses of $198,000, $178,000 and $160,000, respectively.

During November 1989, ACCEL's Board of Directors also approved a stock buy back program to purchase up to 1,000,000 common shares in open market purchases. As of December 31, 1995, ACCEL had purchased 229,185 shares at a cost of $1,722,000 under this program. The buy back program had been funded from internal funds. No shares have been purchased since 1992.

The Company currently has two business lines that are in run-off status: the realtors' errors and omissions line and the farmowner's multi-peril and ancillary inland marine products. Also, for information regarding Galaxy, see "Note K" in the Notes to Consolidated Financial Statements.

The estimates for policy reserves are continually under review and adjusted as necessary, and as experience develops or new information becomes known, such adjustments are included in current operations. These liabilities are necessarily subject to the impact of future changes in claim severity, frequency and other factors. Although considerable variability is inherent in such estimates, based on recent evaluations conducted by experienced consultants and internal reviews, management believes that the current level of policy reserves will be adequate to cover anticipated claim liabilities. However, because the realtors' errors and omission risk was written from the first quarter 1986 through the first quarter of 1991; and considering the length of time involved in the settlement of some claims, there remains a lack of credible experience needed to determine whether actual incurred policy benefits will conform to the assumptions inherent in the determination of these liabilities. Accordingly, the ultimate amounts required for settlement of policy benefits may vary significantly from the amounts included in the accompanying consolidated financial statements.

The Company has reviewed FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" which becomes effective in 1996. The Company has also reviewed FASB Statement No. 123, "Accounting for Stock-Based Compensation" which becomes effective in


1996.   The  Company  does not  expect  the impact  of  either of  these  FASB
Statements to be material to the financial condition of the Company.

Although the cumulative effects of inflation on premium growth cannot be fully determined, increases in the retail price of automobiles have generally resulted in increased amounts being financed which constitute the basis of premiums charged for credit insurance. Anticipated increases in automobile repairs also provides the primary basis for increases in extended service contract premium rates.

CERTAIN EVENTS

AUTO LOAN INDEMNITY: The Company was one of multiple defendants in a lawsuit which was settled in early 1994 in state court in Orange County, California, involving the loan loss indemnity product marketed from 1986 through 1988. The Company had previously settled with numerous other plaintiffs by a return of applicable premium. The Company's accrued reserves for this litigation were adequate to cover final settlement costs in 1994.


WRITE OFF OF INVESTMENT IN RGL AND GALAXY: During December 1986, ACCEL invested $1,370,000 (a 20% interest) in RGL. RGL was formed to acquire all the outstanding shares of Galaxy Reinsurance Company, the name was ultimately changed to Galaxy. Galaxy was writing commercial property insurance, property and casualty, and assumed treaty reinsurance.

During the second quarter of 1991, the Company purchased 11,000 additional common shares of RGL at a cost of $992,000. The additional investment increased the Company's ownership to 31% at June 30, 1991. In July 1991, the Company purchased the remaining 69% of RGL for cash and subordinated notes (see "Note D" in the Notes to Consolidated Financial Statements) of $2.1 million and $5.8 million, respectively. The purchase price included goodwill of $1.2 million.

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

As a result of the unsatisfactory underwriting performance of Galaxy and the moratorium placed on Galaxy's underwriting operations by the New York Department, the Company elected to write-off the unamortized goodwill related to Galaxy, which resulted in a charge to operations (general and administrative expenses) for 1993 of $1,643,000. Due to significant loss development during 1994 on Galaxy's liability lines of business, the Company contracted with an independent actuarial consultant to review the adequacy of Galaxy's loss and LAE reserves as of June 30, 1994. The findings of this review indicated the need for additional reserves which resulted in the statutory insolvency of Galaxy at June 30, 1994. Statutory capital and surplus after the reserve strengthening was a negative $2.3 million.

Due to the significance of the statutory loss and the loss of the Company's control of Galaxy as a result of the insolvency, the Company wrote off its investment in RGL ($3.8 million) during the second quarter of 1994. As a result of this action, the consolidated results of operations for 1994 include a charge to operations of $3.8 million, representing the Company's net investment in Galaxy as of April 1, 1994, in addition to operating losses of $205,000 incurred during the first quarter. The Company wrote down its investment in RGL to zero and deconsolidated RGL as of April 1, 1994.

Pursuant to an Order of Liquidation dated October 7, 1994, issued by the Supreme Court of the State of New York, the Liquidation Bureau of the New York


Department took control of Galaxy on October 11, 1994.

ANIC, in the normal course of business, issued certain policy endorsements on Galaxy policies in 1992, some of which had pending claims open at the time of liquidation. Management believes that these endorsements will not have a material impact on the Company's financial condition. As of December 31, 1995, ANIC had not incurred any costs related to these endorsements.

DISCONTINUED REALTORS' ERRORS AND OMISSIONS PROGRAM: As a result of the losses sustained in the realtors' errors and omissions program, and in particular, conduct discovered by the Company after it assumed responsibility for claims processing and handling, the Company filed suit in November 1991 against the non-affiliated marketing organization and broker involved in the program.

The lawsuit sought to recover funds improperly withdrawn from the account established for the payment of claims under the program; for damages due to business expenses improperly charged against such funds; and for improper administration of the program. ACCEL and ANIC entered into an arrangement whereby ANIC's rights under the lawsuit were transferred to the Company in exchange for a $4,000,000 collateral loan issued to ANIC which was recorded as a capital contribution. The transaction and related agreements were approved by the Ohio Department. The loan agreement and accompanying promissory note called for interest at the 13 week Treasury Bill rate plus 100 basis points. The principal of $4,000,000 was paid in full on December 29, 1995.


ACCEL pursued the litigation vigorously and in late 1995 ANIC was awarded $5.3 million in damages with $5.1 million thereof being obtained against the marketing organization. A settlement has been reached with the broker defendant, however, the remaining defendant has indicated its intention to appeal the verdict. The Company is aggressively pursuing efforts to collect on the remaining judgement.




                                      TABLE I

   Several key operating ratios of the Company are as follows:

                                                Consolidated Results
                                            ----------------------------
                                        (Thousands of dollars, except ratios)
                                              1995       1994       1993
                                            --------   --------   --------
   Gross premiums written                   $ 55,443   $ 60,504   $ 95,766
                                            ========   ========   ========

   Net premiums earned                      $ 40,853   $ 47,600   $ 61,649
                                            ========   ========   ========

   RATIOS:
     Policy benefits to net premiums earned     49.2%      52.5%      62.3%
     Commissions and selling expenses and
     general and administrative expenses
     to gross premiums written                  52.9%      47.8%      46.2%
     Commissions and selling expenses,
     reinsurance expense recovery
     and change in deferred policy
     acquisition costs to net premiums
     earned                                     49.3%      43.6%      38.3%

     Taxes, licenses and fees to gross
     premiums written                            3.1%       3.1%       2.5%




                                                         TABLE II
                                                                       Changes in Gross Premiums Written
                                                                                Year Ended December 31
                                                                                ----------------------
                                                                       (Thousands of dollars, except ratios)

                                                                                    1995                      1994
                                                                                     vs.          %            vs.        %
Gross Premiums Written                       1995        1994          1993         1994       Change         1993      Change
======================                     ========    ========       ========    ========     =======      ========    ======
Continuing lines of business:
       Credit                              $42,338     $43,905       $42,331      $(1,567)       -3.6%      $  1,574       3.7%
       Extended service contracts            7,777       8,221         7,351         (444)       -5.4%           870      11.8%
       Other                                    58          42            53           16        38.1%           (11)    -20.8%
                                           -------     -------        -------     -------      ------       --------    ------
           Total continuing lines           50,173      52,168        49,735       (1,995)       -3.8%         2,433       4.9%
                                           -------     -------        -------     -------      ------       --------    ------


Discontinued lines of business:
       Medical and miscellaneous
           life & health                       776       1,751        10,491         (975)      -55.7%        (8,740)    -83.3%
       Vendor's single interest               (798)     (5,451)        7,689        4,653       -85.4%       (13,140)   -170.9%
       Agriculture and other
           property & casualty               5,292      10,091        13,460       (4,799)      -47.6%        (3,369)    -25.0%
       Galaxy Insurance Company                  -       1,945        14,391       (1,945)     -100.0%       (12,446)    -86.5%
                                           -------     -------        -------     -------      ------       --------    ------
           Total discontinued
            lines                            5,270       8,336        46,031       (3,066)      -36.8%       (37,695)    -81.9%
                                           -------     -------        -------     -------      ------       --------    ------

             Gross premiums
               written                     $55,443     $60,504       $95,766      $(5,061)       -8.4%      $(35,262)    -36.8%
                                           =======     =======        =======     ========      ======      ========     =====

                          ANNUAL REPORT ON FORM 10-K

                 ITEM 8, ITEM 14 (a) (1) and (2), (c) and (d)

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                               CERTAIN EXHIBITS

                         FINANCIAL STATEMENT SCHEDULES

                         YEAR ENDED DECEMBER 31, 1995

                        ACCEL INTERNATIONAL CORPORATION

                                 DUBLIN, OHIO





                         INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
ACCEL International Corporation:


We have audited the consolidated financial statements of ACCEL International Corporation and subsidiaries (the Company) as of December 31, 1995 and 1994, and for each of the years in the two-year period ended December 31, 1995, as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as of December 31, 1995 and 1994, and for each of the years in the two-year period ended December 31, 1995, as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note D to the consolidated financial statements, on March 30, 1994, the Company and its principal lender agreed to waive compliance with certain loan agreement covenants through January 1, 1995. On February 7, 1995 the Company and the lender again renegotiated the credit agreement and certain of the covenants. The amended agreement stated that the loan was payable in full on June 30, 1997. On December 29, 1995, the Company issued senior notes with a different lender and retired the aforementioned credit agreement. The most recent loan agreement requires that during the period the loan is outstanding, the Company maintain consolidated tangible net worth, as defined. At December 31, 1995, required tangible net worth was $15,000,000 and the Company's consolidated tangible net worth, as defined, was $19,738,000.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ACCEL International Corporation and subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules as of December 31, 1995 and 1994, and for each of the years in the two-year period ended December 31, 1995, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                                     /S/ KPMG Peat Marwick LLP
                                                     -------------------------
                                                        KPMG Peat Marwick LLP




Columbus, Ohio
March 15, 1996


                        REPORT OF INDEPENDENT AUDITORS






Stockholders and Board of Directors
ACCEL International Corporation:


We have audited the consolidated financial statements of ACCEL International Corporation and subsidiaries (the Company) for the year ended December 31, 1993, as listed in the accompanying index to financial statements (Item 14(a)). In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedules as of December 31, 1993 and for the year then ended, as listed in the accompanying index. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As more fully described in "Note D", at December 31, 1993, the Company did not meet all the requirements of certain covenants contained in a loan agreement with its principal lender. On March 30, 1994, the Company and the lender agreed to waive compliance with these covenants at December 31, 1993 and through January 1, 1995. The loan agreement also requires that during the period the loan is outstanding, the Company maintain consolidated tangible net worth, as defined in the agreement. At December 31, 1993, required tangible net worth was $27,500,000. At December 31, 1993, the Company's consolidated tangible net worth, as defined, was $27,549,000.

In our opinion, the financial statements of ACCEL International Corporation and subsidiaries listed in the accompanying index to financial statements (Item 14(a)) present fairly, in all material respects, the consolidated results of their operations and their cash flows for the year ended December 31, 1993, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules as of December 31, 1993 and for the year ended December 31, 1993, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note A to the consolidated financial statements, in 1993, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities".


                                                         /S/ Ernst & Young LLP
                                                         ---------------------
                                                           Ernst & Young LLP




Columbus, Ohio


March 30, 1994


               ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                           December 31,
                                                         1995         1994

                                                      ---------      -------
                                                      (Thousands of dollars)
ASSETS

Investments--Notes B and F:
  Investments available for sale, at fair value
    Fixed maturities (cost: 1995--$53,427,000;
      1994--$91,422,000)                              $  53,204   $  84,782
    Equity securities (cost: 1995--$5,433,000;
      1994--$5,191,000)                                   5,451       5,159
  Short-term investments (cost: 1995--$4,278,000;
      1994--$7,684,000)                                   4,278
                                                                      7,684
  Other invested assets (cost: 1995--$364,000;
      1994--$564,000)                                       364         564
                                                      ---------   ---------
                                                         63,297      98,189

Cash                                                      5,039       1,044

Receivables:
  Premiums in process of transmittal, less
    allowance (1995--$279,000; 1994--$255,000)            1,779       3,592
  Amounts due from reinsurers--Note F                     9,119       7,826
  Recoverable federal income taxes--Note G                   70           -
                                                      ---------   ---------
                                                         10,968      11,418

Accrued investment income                                   557         807

Prepaid reinsurance premiums--Note F                     14,895      18,707

Reinsurance premium deposits--Note F                     51,634      12,345

Deferred policy acquisition costs                        31,839      31,089

Equipment--at cost, less accumulated
  depreciation (1995--$564,000;
  1994--$523,000)                                           187         232


Property occupied by the Company--at cost, less
  accumulated depreciation (1995--$2,382,000;
  1994--$2,226,000)                                       3,167       3,303


Other assets:
  Cost in excess of fair value of net
    assets of subsidiaries at dates of
    acquisition ($4,448,000) less
    accumulated amortization--Note K                        822         929
  Funds held under reinsurance agreements--Note F           829       1,098
  Other                                                     273         787
                                                      ---------   ---------
                                                          1,924       2,814
                                                      ---------   ---------
                                                      $ 183,507   $ 179,948
                                                      =========   =========

See notes to consolidated financial statements.







                                                                 (Continued)

ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS--(CONTINUED)

                                                           December 31,
                                                         1995         1994

                                                      ---------     --------
                                                      (Thousands of dollars)
LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

Policy Reserves and Liabilities:
  Unearned premium reserves--Note F                    $ 82,080    $ 83,762
  Insurance claims--Notes F and H                        22,761      23,159
  Other                                                      11          15
                                                       --------    --------
                                                        104,852     106,936

Other Liabilities:
  Funds held under reinsurance agreements--Note F         3,072       3,633
  Accounts payable and other liabilities                  2,353       2,257
  Commissions payable                                     5,010       4,015
  Amounts due reinsurers--Note F                          4,442       6,459
  Federal income taxes--Note G:
    Current                                                   -          52
    Deferred                                              5,024       4,938
  Deferred reinsurance commissions--Note F               15,663      17,830
    Notes payable--Note D                                22,531      18,462
                                                       --------    --------
                                                         58,095      57,646

Commitments and Contingencies--Notes F and N

Redeemable Preferred Stock:
  Authorized shares--1,000,000;
    no issued or outstanding shares                           -           -

Common stockholders' equity--Notes C, D, G and I:
  Common stock, $.10 par value
    Authorized shares--10,000,000
    Issued shares--5,243,852                                524         524
  Additional paid-in capital                             23,702      24,066
  Retained earnings                                       3,299       4,759
  Less 797,420 treasury shares at cost                   (6,599)     (6,599)
  ESOP loan--Note L                                        (161)       (627)
  Net unrealized depreciation on investment
    securities--Note B                                     (205)     (6,672)
  Foreign currency translation adjustments--Note M            -         (85)
                                                       --------    --------
        Net common stockholders' equity                  20,560      15,366
                                                       --------    --------
                                                       $183,507    $179,948
                                                       ========    ========


See notes to consolidated financial statements.





               ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Year Ended December 31,
                                            1995        1994        1993

                                         ----------     ---------- -------
                                              (Thousands of dollars,
                                              except per share data)
REVENUE:

  Gross premiums written--Note F         $   55,443  $   60,504  $   95,766
  Less reinsurance ceded--Note F             12,147      12,495      30,261
                                         ----------  ----------  ----------
    Net premiums written                     43,296      48,009      65,505
  Increase in unearned premium reserves      (2,443)       (409)     (3,856)
                                         ----------  ----------  ----------
    Premiums earned--Note F                  40,853      47,600      61,649
  Net investment income--Note B:
    Interest and dividends                    6,488       6,678       8,397
    Realized gains                              455         808       1,336
  Service fees on extended service
    contracts                                 2,137       2,063       1,819
  Other income                                  542         370       1,609
                                         ----------   ---------  ----------
                                             50,475      57,519      74,810
BENEFITS AND EXPENSES:
  Policy benefits--Notes F and H             20,118      24,997      38,431
  Commissions and selling expenses           21,526      19,612      29,929
  Reinsurance expense recovery--Note F         (626)       (927)     (4,276)
  General and administrative--Note K          7,817       9,336      14,327
  Taxes, licenses and fees                    1,743       1,903       2,430
  Interest--Note D                            1,748       1,589       1,653
  Decrease (increase) in deferred policy
    acquisition costs                          (750)      2,085      (2,058)
  Write off of subsidiary--Note K                 -       3,829           -
                                         ----------  ----------  ----------
                                             51,576      62,424      80,436
                                         ----------  ----------  ----------

    LOSS BEFORE FEDERAL INCOME TAXES         (1,101)     (4,905)     (5,626)

Federal income taxes--Note G:
  Current (benefit)                             273         219        (703)
  Deferred                                       86         114         358
                                         ----------  ----------  ----------
                                                359         333        (345)
                                         ----------  ----------  ----------

    NET LOSS                             $   (1,460) $   (5,238) $   (5,281)
                                         ==========  ==========  ==========

Net loss per common share                $     (.33) $    (1.18) $    (1.19)
                                         ==========  ==========  ==========

Weighted average number of common
  shares outstanding                      4,446,432   4,446,432   4,446,432
                                         ==========  ==========  ==========


See notes to consolidated financial statements.

                             ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

                                               Three Years Ended December 31, 1995
                                                                                                 Net
                                                                                              unrealized
                                                                                             appreciation
                                                                                             (deprecia-
                                                                                                tion)       Foreign
                                               Addi-                   Common                 on invest-    currency
                                              tional                   stock                    ment      translation
                                    Common    paid-in      Retained   held in       ESOP        secur-       adjust-
                                     stock    capital      earnings   Treasury      loan        ities         ments       Net
                                                 (Thousands of dollars)
Balances at December 31, 1992        $524      $24,066      $15,282    $(6,599)    $ (803)      $   36      $  (145)     $32,361
    Dividends on preferred stock        -            -           (4)         -          -            -            -           (4)
    Payments on ESOP loan               -            -            -          -         83            -            -           83
    Change in unrealized
       appreciation on
       investment securities            -            -            -          -          -        1,460            -        1,460
    Change in foreign currency
       translation adjustment           -            -            -          -          -            -          (36)         (36)
    Net loss                            -            -       (5,281)         -          -            -            -       (5,281)
                                     ----      -------      -------    -------      -----       ------      -------      -------
Balances at December 31, 1993         524       24,066        9,997     (6,599)      (720)       1,496         (181)      28,583
    Payments on ESOP loan               -            -            -          -         93            -            -           93
    Change in unrealized
       depreciation on
       investment securities            -            -            -          -          -       (8,168)           -       (8,168)
    Change in foreign currency
       translation adjustment           -            -            -          -          -            -           96           96
    Net loss                            -            -       (5,238)         -          -            -            -       (5,238)
                                     ----      -------      -------    -------      -----       ------      -------      -------
Balances at December 31, 1994         524       24,066        4,759     (6,599)      (627)      (6,672)         (85)      15,366
    Payments on and write down
       of ESOP loan--Note L             -         (364)           -          -        466            -            -          102
    Change in unrealized
       depreciation on
       investment securities            -            -            -          -          -        6,467            -        6,467
    Change in foreign currency
       translation adjustment           -            -            -          -          -            -           85           85
    Net loss                            -            -       (1,460)         -          -            -            -       (1,460)
                                     ----      -------      -------    -------      -----       ------      -------      -------
Balances at December 31, 1995        $524      $23,702      $ 3,299    $(6,599)     $(161)      $ (205)     $     -      $20,560
                                     ====      =======      =======    =======      =====       ======      =======      =======


See notes to consolidated financial statements.

               ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES


                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Year Ended December 31,
                                                 1995      1994      1993

                                               --------  --------  -----
                                                  (Thousands of dollars)

OPERATING ACTIVITIES:


  Net loss                                      $ (1,460) $ (5,238) $ (5,281)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Change in premiums receivable                1,789     3,266    (3,100)
      Change in accrued investment income            250       191       338
      Change in prepaid reinsurance premiums       3,812     9,208   (27,915)
      Change in reinsurance premium deposits     (39,289)   (1,251)  (11,094)
      Change in funds held under reinsurance
        agreements                                  (292)   (1,196)  (20,502)
      Change in unearned premium reserves         (1,682)   (7,449)   52,437
      Change in insurance claim reserves            (398)  (12,435)    3,205
      Change in amounts due reinsurers
        and amounts due from reinsurers           (3,310)    7,298    (8,772)
      Change in other assets, other
        liabilities and accrued income taxes       1,683      (860)    5,606
      Interest paid in kind                          569       515       657
      Accrual of discount on bonds                  (461)     (128)     (781)
      Amortization of premium on bonds               172       116       306
      Amortization of deferred policy
        acquisition costs                         20,743    24,414    25,518
      Policy acquisition costs deferred          (21,493)  (22,329)  (27,576)
      Reinsurance commissions earned             (13,329)  (12,763)  (13,775)
      Reinsurance commissions received            11,162    11,708    16,786
      Provision for depreciation and
        amortization                                 412       528     2,334
      Write off of subsidiary                          -     3,829         -
      Net realized gains on investments             (455)     (808)   (1,336)
                                                --------  --------  --------
NET CASH USED IN OPERATING ACTIVITIES            (41,577)   (3,384)  (12,945)
                                                --------  --------  --------
INVESTING ACTIVITIES:
  Sale of investments available for sale          49,159    38,103    82,345
  Purchase of investments available for sale      (7,067)  (35,574)  (68,406)
  Other, net                                        (122)      (59)      (29)
                                                --------  --------  --------
NET CASH PROVIDED BY INVESTING ACTIVITIES         41,970     2,470    13,910
                                                --------  --------  --------
FINANCING ACTIVITIES:
  Payment on ESOP loan                               102        93        83
  Repayment of notes payable                     (13,000)        -    (1,000)
  Issuance of notes payable                       16,500         -         -
  Debentures redeemed                                  -      (900)     (800)
  Redemption of redeemable stock                       -         -       (73)
  Cash dividends                                       -         -        (6)
                                                --------  --------  --------
NET CASH PROVIDED BY (USED IN)
    FINANCING ACTIVITIES                           3,602      (807)   (1,796)
                                                --------  --------  --------
  NET INCREASE (DECREASE) IN CASH                  3,995    (1,721)     (831)
Cash at beginning of year                          1,044     2,765     3,596
                                                --------  --------  --------
CASH AT END OF YEAR                             $  5,039  $  1,044  $  2,765
                                                ========  ========  ========

See notes to consolidated financial statements.

               ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1995, 1994 AND 1993

NOTE A--SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: The accompanying consolidated financial statements of ACCEL International Corporation ("ACCEL") and subsidiaries (collectively referred to herein as the "Company") have been prepared in accordance with generally accepted accounting principles which, as to the insurance company subsidiaries, differ in some respects from statutory accounting practices prescribed or permitted by state insurance departments. The significant accounting policies followed by the Company that materially affect financial reporting are summarized below.

PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of ACCEL and its wholly-owned subsidiaries, except for Randjill Group Ltd. ("RGL") (see Note K). All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

DESCRIPTION OF BUSINESS: ACCEL is an insurance holding company incorporated in Delaware in June 1978 as the successor to an Ohio corporation, formerly Acceleration Corporation, organized in 1969. The Company has been engaged in the sale and underwriting of credit life and credit accident and health insurance, extended service contracts, vendor's single interest and other specialty casualty products. The credit insurance and extended service contract products continue to be offered to consumers, principally through automobile dealers, financial institutions and other business entities. The Company is subject to competition from other insurers throughout the states in which it writes business. The Company is also subject to regulation by the Insurance Departments of states in which it is licensed, and undergoes periodic examinations by those departments.

The following is a description of the most significant risks facing life and health and property/casualty insurers and how the Company mitigates those risks:

  LEGAL/REGULATORY RISK is the risk that changes in the legal or regulatory environment in which an insurer operates will create additional expenses not anticipated by the insurer in pricing its products. That is, regulatory initiatives designed to reduce insurer profits, new legal theories or insurance company insolvencies through guaranty fund assessments may create costs for the insurer beyond those currently recorded in the consolidated financial statements. The Company mitigates this risk by operating throughout the United States, thus reducing its exposure to any single jurisdiction, and also by employing underwriting and loss adjusting practices which identify and minimize the adverse impact of this risk.

  CREDIT RISK is the risk that issuers of securities owned by the Company will default or that other parties, including reinsurers, which owe the Company money, will not pay. The Company minimizes this risk by adhering to a conservative investment strategy, by maintaining sound reinsurance and credit and collection policies and by providing for any amounts deemed uncollectible.

  INTEREST RATE RISK is the risk that interest rates will change and cause a decrease in the value of an insurer's investments. The Company mitigates this risk by attempting to match the maturity schedule of its assets with the expected payouts of its liabilities. To the extent that liabilities come due more quickly than assets mature, an insurer would have to borrow funds or sell assets prior to maturity and potentially recognize a gain or loss.

ACCOUNTING ESTIMATES: In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and revenues and expenses for the reporting period. Actual results could differ significantly from those estimates.


               ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

NOTE A--SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

The most significant estimates include those used in determining deferred policy acquisition costs and the liability for unearned premium reserves and insurance claims. Although some variability is inherent in these estimates, management believes the amounts provided are adequate. The estimates are continually reviewed and adjusted as necessary. Such adjustments are generally reflected in current operations.

INVESTMENTS: The Company classifies all of its fixed maturity and equity securities as available for sale, therefore these securities are carried at fair value and the unrealized appreciation or depreciation is reported as a separate component of common stockholders' equity after giving effect to applicable income taxes.

Short-term investments which include U.S. Treasury securities, commercial paper and certificates of deposit are carried at cost which approximates fair value.

Other invested assets are carried at cost which approximates fair value.

Realized gains and losses on the disposal of investments are determined by specific identification and are included in the consolidated statements of operations.

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

FAIR VALUES OF FINANCIAL INSTRUMENTS: The fair value of a financial instrument is the amount at which the financial instrument could be exchanged in a current transaction between willing parties. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques.

These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Although fair value estimates are calculated using assumptions that management believes are appropriate, changes in assumptions could cause these estimates to vary materially. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in the immediate settlement of the instruments. The disclosure requirements related to financial instruments exclude certain assets and liabilities. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The tax ramifications of the related unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

The carrying amounts reported in the consolidated balance sheets for cash, short-term investments, accrued investment income, premiums in process of transmittal, and amounts due from reinsurers approximate their fair value.

Fair value for fixed maturity, equity and mortgage backed securities are based
on  quoted market prices,  where available.   If quoted market  prices are not


available, fair values are based on quoted market prices of comparable instruments at amortized value.

The fair value of notes payable is estimated using discounted cash flow analyses, based on ACCEL's current incremental borrowing rates for similar types of borrowing arrangements.



               ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

NOTE A--SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

DEFERRED POLICY ACQUISITION COSTS: The costs (principally commissions and certain expenses of policy issuance) of acquiring or renewing insurance business, all of which vary with and are directly related to the production of business, have been deferred. These deferred policy acquisition costs are amortized in a manner related to the recognition of premiums earned. Substantially all such deferred costs are amortized within a four-year period. Anticipated investment income is considered in determining recoverability of deferred costs.

EQUIPMENT AND DEPRECIATION:   Equipment  is carried at  cost less  accumulated
depreciation. Depreciation is provided using the straight-line method over an estimated useful asset life of five years.

PROPERTY OCCUPIED  BY COMPANY:  Home  office property is carried  at cost less
accumulated depreciation.   Depreciation is  provided using  the straight-line
method over an estimated life of thirty-five years.

GOODWILL AMORTIZATION: Cost in excess of fair value of net assets of subsidiaries at dates of acquisition is being amortized primarily over a thirty-five year period. It is the Company's policy to account for goodwill at the lower of amortized cost or fair value. On an ongoing basis, management reviews the valuation and amortization of its goodwill. As a part of its ongoing review, management estimates the fair value of the Company's goodwill, taking into consideration any events and circumstances which might have diminished fair value. Believing such an event and circumstance had occurred in 1993, management reduced the carrying amount of its goodwill at December 31, 1993 by $1.6 million. See Note K regarding the write down of goodwill.

PREMIUM INCOME RECOGNITION AND UNEARNED PREMIUM RESERVES: Unearned premium reserves on credit life and credit accident and health insurance are calculated primarily under the "Rule of 78's Method", which method results in premium income being recognized in decreasing proportions over the terms of the policies, which approximates the pattern of policy benefits incurred.

Unearned premium reserves on the extended service contracts are based on the historical emergence pattern of claims. The Company's primary liability on new car contracts exists subsequent to the expiration of manufacturers' warranties. This method results in premium being recognized in direct proportion to the emergence of benefits on these contracts.

Unearned premium reserves on property and casualty products are calculated on the pro rata method.

INSURANCE CLAIMS: The liabilities for insurance claims are determined using statistical analyses and represent estimates of the ultimate net cost of all reported and unreported claims that are unpaid at year end. Considerable variability is inherent in such estimates and actual results will likely differ from those estimates.

FEDERAL INCOME TAXES:  ACCEL and  its subsidiaries file a consolidated federal
income tax return.   The  provision for income  taxes is  based on income  for


financial reporting purposes, after permanent differences. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under this method, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce the deferred tax assets to the amounts expected to be realized.



               ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

NOTE A--SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

REINSURANCE: Reinsurance premiums ceded and reinsurance recoveries on policy benefits incurred are deducted from the respective income and expense accounts. Assets and liabilities related to reinsurance ceded are reported on a gross basis. Amounts related to reinsurance contracts, where it is not reasonably possible for the reinsurer to realize a significant loss, are recorded based on the deposit accounting method.

DEFERRED REINSURANCE COMMISSIONS: Commissions and ceding fees received in connection with premiums ceded are deferred and amortized in a manner related to the recognition of premiums earned. Substantially all such commissions and ceding fees are amortized within a four-year period. Earned ceding fees, commissions and claims recovered are reported as reinsurance expense recoveries in the consolidated statements of operations.

EARNINGS PER COMMON SHARE: Net income and net loss per common share are computed using the weighted average number of common shares outstanding during the period. The inclusion of common stock equivalents (options) would not be dilutive.

RECLASSIFICATIONS:    Certain  amounts  in  the  1994  and  1993  consolidated
financial  statements  have  been  reclassified  to  conform   with  the  1995
presentation.

NOTE B--INVESTMENTS

At December 31, 1995 and 1994, investments in cash and securities with a carrying value of $9,108,000 and $8,428,000, respectively, were on deposit with state insurance departments to satisfy regulatory requirements. Cash and securities with a carrying value of $19,879,000 and $39,710,000 at December 31, 1995 and 1994, respectively, were on deposit in security funds in connection with reinsurance treaties.

The change in net unrealized gains (losses) on fixed maturity and equity securities is summarized as follows:
                                                Year Ended December 31,
                                              1995       1994       1993

                                             -------         -------     -----
                                                (Thousands of dollars)
     Available for sale:
       Fixed maturities                      $ 6,417    $(8,054)   $ 1,603
       Equity securities                          50       (114)       103

     Held for investment:
       Fixed maturities                            -          -       (160)


       Equity securities                           -          -       (245)
                                             -------    -------    -------
                                             $ 6,467    $(8,168)   $ 1,301
                                             =======    =======    =======

Realized gains (losses) on investments are summarized as follows:

     Securities available for sale:
       Fixed maturities:
         Gross realized gains                $   607    $   194    $ 1,479
         Gross realized losses                  (284)       (35)      (184)

       Equity securities:
         Gross realized gains                    106        148         41
         Gross realized losses                     -          -          -

     Other invested asset gains                   26        501          -
                                             -------    -------    -------

                                             $   455    $   808    $ 1,336
                                             =======    =======    =======

               ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

NOTE B--INVESTMENTS--(CONTINUED)

The major sources of investment income are summarized as follows:

                                                Year Ended December 31,
                                              1995       1994       1993

                                             -------         -------     -----
                                                (Thousands of dollars)

     Fixed maturities                        $ 5,669    $ 6,307    $ 8,079
     Equity securities                                      181        113
                                                                        47
     Short-term investments                      927        333        478
     Other                                       431        469        402
                                             -------    -------    -------
                                               7,208      7,222      9,006
     Investment expenses                        (720)      (544)      (609)
                                             -------    -------    -------
       Net investment income                 $ 6,488    $ 6,678    $ 8,397
                                             =======    =======    =======


The amortized cost and estimated fair value of fixed maturity securities by category, all of which were available for sale, are as follows:

                                                Gross      Gross
                                   Amortized  unrealized unrealized    Fair
                                      cost      gains      losses     value

                                    --------  ---------- ----------  --------
                                              (Thousands of dollars)

  December 31, 1995
  -----------------
  U.S. Treasury and U.S. government
    agency securities               $  9,310  $    274  $       -    $  9,584
  State and political subdivision
    securities                         1,255        35          -       1,290
  Mortgage-backed securities          41,214       322       (914)
                                                                       40,622
  U.S. corporate securities            1,000        26          -       1,026


  Redeemable preferred stocks            648        34          -         682
                                    --------  --------   --------    --------
  Total                             $ 53,427  $    691   $   (914)   $ 53,204
                                    ========  ========   ========    ========


  December 31, 1994
  -----------------
  U.S. Treasury and U.S. government
    agency securities               $ 11,465  $      8  $    (355)   $ 11,118
  State and political subdivision
    securities                         1,515         -        (35)      1,480
  Mortgage-backed securities          72,002         7     (5,992)
                                                                       66,017
  U.S. corporate securities            5,691         -       (360)
                                                                        5,331
  Redeemable preferred stocks            749        87          -         836
                                    --------  --------   --------    --------
  Total                             $ 91,422  $    102   $ (6,742)   $ 84,782
                                    ========  ========   ========    ========

The amortized cost and estimated fair value of fixed maturity securities, all of which were available for sale, at December 31, 1995, by contractual maturity, are summarized as follows:

                                                Amortized       Fair
     Maturity                                     cost          value
     --------                                   ---------      --------
                                                (Thousands of dollars)
     Due in one year or less
                                                 $  1,227     $  1,240
     Due after one year through five years          8,632        8,847
     Due after five years through ten years         1,845        1,961
     Due after ten years                              509          534
     Mortgage-backed securities                    41,214       40,622
                                                 --------     --------
        Total                                    $ 53,427     $ 53,204
                                                 ========     ========


               ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

NOTE B--INVESTMENTS--(CONTINUED)

The expected maturities in the foregoing table will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty. Mortgage-backed securities owned have an expected weighted average maturity of over 5 years.

Proceeds from the sale of securities available-for-sale during 1995, 1994 and 1993 were $45,531,000, $26,283,000 and $66,083,000, respectively. Gross gains of $713,000 ($342,000 in  1994 and $1,520,000 in 1993) and  gross losses of  $284,000 ($35,000  in 1994 and  $184,000 in  1993) were  realized on those sales.

NOTE C--STOCKHOLDERS' EQUITY AND TRANSFER LIMITATIONS

Generally, the net assets of the consolidated insurance subsidiaries available for transfer to ACCEL are limited to the amounts that the insurance subsidiaries' net assets, as determined in accordance with statutory accounting practices, exceed minimum statutory capital and surplus requirements; however, payments of such amounts as dividends from each insurance subsidiary are currently subject to regulation by Ohio law. Based on this law, ALIC could pay a dividend of $8,000 and ANIC would require Ohio Department approval to pay any dividend to the registrant during 1996. At December 31, 1995, $18,047,000 of net assets, as determined in accordance with prescribed and permitted statutory accounting practices, of the consolidated insurance subsidiaries are available for transfer, subject to regulatory approval, in the form of dividends, loans or advances to ACCEL (total statutory net assets of the consolidated insurance subsidiaries was $23,047,000 at December 31, 1995).

The statutory basis capital and surplus and net income (loss) of the consolidated insurance subsidiaries, as reported to insurance regulatory authorities, are summarized as follows:
                                          Life/         Property/
                                          Health        Casualty
                                          ------         --------
                                          (Thousands of dollars)
     Statutory capital and surplus
        at December 31:
                   1995                   $13,010       $10,037
                   1994                    13,841        14,190

     Statutory net income (loss) for
        year ended December 31:

                   1995                   $  (713)      $(2,574)
                   1994                     1,165        (1,537)
                   1993                       219        (3,503)

NOTE D--NOTES PAYABLE

In July 1991, ACCEL issued $5,848,000 of subordinated notes (the "Subordinated Notes") in connection with the purchase of all outstanding common shares of RGL (see Note K). The Subordinated Notes have a nine-year term with no principal payable until maturity, and bear interest at 10.125% per annum. Effective June 30, 1992, ACCEL amended the notes to permit the issuance of additional notes for the purpose of making interest payments, provided, however, that ACCEL may at its option pay cash in lieu of issuing additional notes in any denomination of less than $1,000. As a result, ACCEL issued additional notes totaling $569,000 and $515,000 for the 1995 and 1994 interest payments, respectively.

Of the Subordinated Notes described above, $5,371,000 were initially issued to Ranger Insurance Company ("Ranger"), a company related through common ownership by a stockholder and director of the Company. In 1993, Ranger sold all of the Subordinated Notes held by it to Chase Insurance Holdings
Corporation ("CIHC"), another company related through common ownership by a stockholder and director of the Company. Additional Subordinated Notes in the amount of $506,000 and $458,000 were issued to related parties for the 1995 and 1994 interest payments, respectively.


               ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

NOTE D--NOTES PAYABLE--(CONTINUED)

The total outstanding Subordinated Notes were $6,031,000 and $5,462,000 ($5,347,000 and $4,841,000 held by related parties at December 31, 1995 and 1994, respectively) and the fair value of these notes approximated $5,783,000 and $5,237,000 at December 31, 1995 and 1994, respectively.

At December 31, 1994, the Company had an outstanding loan balance of $13,000,000 under the terms of a credit agreement (the "Credit Agreement") with a bank, and the effective interest rate was 6.25%. During 1993, the Company did not meet all of the requirements contained in the various financial tests under the covenants contained in the Credit Agreement. On March 30, 1994, the bank and the Company agreed to a waiver of certain covenants of the Credit Agreement such that the Company would not be in default at December 31, 1993 and through January 1, 1995.


Proceeds from the Credit Agreement were partially used in the purchase of RGL, and to fund general operating activities. During September 1994, the revolving loans under the Credit Agreement were converted to a $13,000,000 term loan, payable in full on September 23, 1998. At December 31, 1994, the effective interest rate and outstanding loan balance were 8.75% and $13,000,000, respectively. The fair value of this term loan approximated $13,000,000 at December 31, 1994.

On February 7, 1995 the Company renegotiated the terms of the Credit Agreement. Under the amended Credit Agreement, the quarterly principal payments scheduled to begin in 1995 were waived. Specific principal payments totaling up to $1.5 million were due on June 30, 1995 and December 31, 1995, respectively, from the liquidation of Acceleration Insurance Company Limited ("AICL"), a United Kingdom subsidiary, and the projected sale of the building used as the corporate home office. The loan was to be payable in full on June 30, 1997. The Credit Agreement also required that during the period the loan was outstanding, the Company maintain consolidated tangible net worth, as defined in the agreement. At December 31, 1994, required tangible net worth was $13,000,000. At December 31, 1994, the Company's consolidated tangible net worth, as defined, was $14,438,000.

On December 29, 1995, the Company issued senior notes (the "Senior Notes") totaling $16,500,000 at 9.50%, maturing on April 1, 2001. The proceeds from these notes were used to retire the loan outstanding under the aforementioned Credit Agreement and to liquidate an intercompany loan between ACCEL and an insurance subsidiary. In addition, as of January 1, 1996, a subsidiary of the Company entered into a reinsurance agreement with an unaffiliated company to reinsure the in-force Credit Business. This agreement is structured, such, that as future profits emerge on this block of business, the Company's share of the profits will be used over the next four to five years to pay the interest thereon and redeem these Senior Notes.

During 1995, 1994 and 1993, ACCEL paid interest on notes of $1,125,000, $974,000 and $924,000, respectively.

NOTE E--DEBENTURES PAYABLE

At January 1, 1994, ACCEL had $900,000 principal amount of sinking fund debentures outstanding bearing interest at 10 1/2% and maturing on September 1, 1994. These debentures were fully paid in 1994.

During 1994 and 1993, ACCEL paid interest on these debentures of $63,000 and $151,000, respectively, and made mandatory sinking fund payments of $900,000 and $800,000 during 1994 and 1993, respectively.

NOTE F--REINSURANCE

The Company's reinsurance program includes an agreement covering certain of its direct credit business, the reinsurance of other direct business ceded on a quota share basis and direct business ceded to producer-owned reinsurance companies.




               ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

NOTE F--REINSURANCE--(CONTINUED)

The ceding of insurance through reinsurance agreements does not discharge the primary liability of the original underwriter to the insured, but it is the practice of insurers to treat risks that have been reinsured with other companies, to the extent of the reinsurance, as though they were not risks for which the original insurer is liable. Should the reinsurer not be able to meet its obligations, those obligations are the ultimate responsibility of the Company. Therefore, in financial statement presentation, premiums and policy benefits are presented net of that portion of risks reinsured with other companies.

DIRECT BUSINESS CEDED--CREDIT BUSINESS QUOTA SHARE: The Company has an agreement in place which covers a substantial portion of its credit insurance business. The agreement contains an experience adjustment computation that results in the ultimate cost of this agreement being a stated percentage related to the business covered by the agreement. The Company ultimately retains a substantial part of the insurance risk, the underwriting income or loss and the investment income on net funds, all of which are retained by the Company.

The Company determined that deposit accounting is the appropriate method of accounting for this agreement since it is not reasonably possible for the reinsurer to realize a significant loss from the transaction. The consolidated financial statements have been prepared on this basis.

The other effect of this agreement is to increase statutory capital and surplus of Acceleration Life Insurance Company ("ALIC"), a wholly owned subsidiary of ACCEL, by $14,512,000 and $15,740,000 as of December 31, 1995 and 1994, respectively.

On January 1, 1996 the Company terminated this quota share reinsurance agreement and elected to recapture the liabilities subject to this treaty. The liabilities recaptured thereunder were then available for cession under the treaty described below. The unearned premium reserves and claim liabilities recaptured were $29,753,000 and $8,424,000, respectively.

Concurrent with this termination, the Company entered into a reinsurance agreement with a different unaffiliated reinsurer (which is also the buyer of the Senior Notes discussed in Note D) to reinsure a substantial portion of the in-force credit life and accident and health insurance business, including the amounts recaptured. This agreement is structured in such a way that as future profits emerge on this block of business, a substantial portion of the Company's share of the profits will be used over the next four to five years to pay fees and interest to the reinsurer and redeem the new Senior Notes of $16,500,000. In connection with this agreement, approximately $40,000,000 of assets were transferred to the reinsurer on December 29, 1995, as agreed to by all parties. The unearned premium reserves and liability for insurance claims subject to cession under this treaty approximates $48,616,000 and $9,919,000, respectively, as of January 1, 1996.

Prior to December 31, 1995, a security fund had been maintained, primarily comprised of fixed maturities, for the benefit of the reinsurer. Pursuant to the termination of the agreement effective January 1, 1996, as discussed above, certain investments were liquidated from the security fund on December 29, 1995. Proceeds from this liquidation, along with other funds, were transferred on December 29, 1995 to the reinsurer who is party to the agreement dated January 1, 1996. These amounts are included in "Reinsurance Premium Deposits" on the accompanying consolidated balance sheets as of December 31, 1995.




               ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

NOTE F--REINSURANCE--(CONTINUED)

DIRECT BUSINESS CEDED--OTHER QUOTA SHARE: The Company reinsures a portion of its group life and health care insurance with several unaffiliated companies. The effect of this reinsurance is to transfer the risk, the underwriting income or loss, and the investment income related to the premiums ceded. In 1993, the Company entered into reinsurance agreements with unaffiliated reinsurers related to certain additional product lines. The effect of such reinsurance arrangements is to transfer 100% of the related risk to the reinsurers. Premiums ceded associated with these agreements and included in the accompanying consolidated statements of operations amounted to $694,000, $980,000 and $4,588,000 in 1995, 1994 and 1993, respectively.

DIRECT BUSINESS CEDED--TO PRODUCER-OWNED REINSURANCE COMPANIES: The Company has agreements to cede certain credit life and credit accident and health insurance to reinsurance companies owned by certain automobile dealers, financial institutions or agents. Under these arrangements, the assuming entities participate in the profits or losses of the insurance produced by them, and the Company may retain a nominal percentage of the applicable business. These treaties generally provide that the Company receives a ceding fee and is reimbursed for certain commissions and claims.

Written premiums included in the accompanying consolidated statements of operations that have been ceded, or which are subject to cession under all such agreements, amounted to $7,429,000, $10,284,000 and $8,855,000 in 1995,
1994 and 1993, respectively.

OTHER REINSURANCE: Credit life and credit accident and health premiums assumed by the Company relating to business written in Pennsylvania by an unaffiliated carrier, amounted to $6,308,000, $7,640,000 and $7,154,000 in 1995, 1994 and 1993, respectively. Unearned premium reserves and the liability for insurance claims at December 31, 1995 include $10,904,000 and $3,243,000, respectively ($11,460,000 and $3,208,000 at December 31, 1994,
respectively), for risks assumed under this agreement.

As of December 31, 1992, the Company entered into a reinsurance agreement with unaffiliated reinsurers whereby the Company cedes 100% of the premiums written in connection with vendor's single interest insurance. In mid 1994, a substantial part of the remaining in-force business was assumed by an unaffiliated reinsurer, and resulted in a return of premiums. The VSI product was forced-placed when the borrower could not demonstrate coverage for the automobile that was securing the loan with the lending institution. Premiums ceded under this agreement were $(858,000), $(6,024,000) and $6,082,000 for 1995, 1994 and 1993, respectively. Policy benefit expense in 1995, 1994 and 1993, respectively, has been reduced by $104,000, $1,407,000 and $3,081,000 in conjunction with these agreements.

The Company also entered into reinsurance agreements with several unaffiliated reinsurers related to certain property and casualty lines of business written by the Company. Unearned premium reserves and the liability for insurance claims associated with these agreements at December 31, 1995 are $2,645,000 and $2,240,000, respectively ($6,242,000 and $889,000 at December 31, 1994, respectively).

The following data summarizes certain aspects of the Company's reinsurance activity for 1995, 1994 and 1993.











               ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


NOTE F--REINSURANCE--(CONTINUED)

Premiums written and earned in 1995, 1994 and 1993 are summarized as follows:

                      1995                 1994                   1993
                Written   Earned      Written   Earned      Written   Earned

               --------  --------    --------  --------    --------  --------
                                      (In thousands)
Direct         $ 49,135  $ 50,265    $ 52,864  $ 59,789    $ 87,546  $ 78,773
Assumed           6,308     6,864       7,640     7,004       8,220     9,309
Ceded           (12,147)  (16,276)    (12,495)  (19,193)    (30,261)  (26,433)
               --------  --------    --------  --------    --------  --------
Net premiums   $ 43,296  $ 40,853    $ 48,009  $ 47,600    $ 65,505  $ 61,649
               ========  ========    ========  ========    ========  ========


Policy benefits incurred in 1995, 1994 and 1993 are summarized as follows:


                        1995                1994                 1993
                        ----                 ----                 ----
                                       (In thousands)
Direct                $ 24,900            $ 31,567             $ 44,952
Assumed                  3,973               3,754                5,240
Ceded                   (8,755)            (10,324)             (11,761)
                      --------            --------             --------

Net policy benefits   $ 20,118            $ 24,997             $ 38,431
                      ========            ========             ========


NOTE G--FEDERAL INCOME TAXES

The Company files a consolidated income tax return with its subsidiaries, including its life insurance subsidiary. For tax purposes, certain amounts have been accumulated by the life insurance subsidiary in a memorandum tax account designated as "policyholders' surplus" that will be taxed only when distributed to shareholders. Policyholders' surplus on a tax basis was $4,489,000 at December 31, 1995. Management considers the likelihood of distributions from this account to be remote; therefore, no Federal income tax has been provided for such distributions in the accompanying consolidated financial statements. As of December 31, 1995, approximately $2,549,000 could be distributed to shareholders before a distribution would be designated as from the policyholders' surplus account.

The federal income tax expense for 1995 includes a credit of $11,000 of foreign taxes related to AICL ($41,000 expense in 1994 and $36,000 credit in 1993).

In 1995 and 1994, the Company paid $410,000 and $140,000, respectively, in federal income taxes. In 1993 the Company received a refund of $3,910,000 for federal income taxes.

Total income tax expense (benefit) differed from the amount computed by applying the statutory federal income tax rate to loss before taxes as follows:



               ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

NOTE G--FEDERAL INCOME TAXES--(CONTINUED)


                                                   Year Ended December 31,
                                                1995       1994       1993

                                              --------      --------      ----
                                                   (Thousands of dollars)
     Income tax (benefit) at statutory rate   $   (374)  $ (1,668)  $ (1,913)
     Amortization of goodwill                       36         36        605
     Dividends-received deduction                  (54)       (38)       (37)
     Special deductions of life insurance
       subsidiaries                                  -       (297)       (41)
     Tax-exempt interest                           (18)       (21)       (30)
     Valuation allowance                            66     (1,130)       745
     Write off of subsidiary                         -      1,302          -
     Benefit of non-life companies not
       utilized                                    622        531          -
     Other, net                                     81      1,618        326
                                               --------   --------   --------
     Federal income tax expense (benefit)     $    359   $    333   $   (345)
                                               ========   ========   ========


The tax effects of temporary differences that give rise to significant components of the net deferred tax liability at December 31, 1995 and 1994 are summarized as follows:

        December 31
                                                   1995        1994
                                                   ----        ----
     Deferred Tax Liabilities:
        Deferred policy acquisition costs        $ 10,656    $ 10,461
        Other                                       2,621       3,631
                                                 --------    --------
                                                   13,277      14,092
                                                 --------    --------
     Deferred Tax Assets:
        Deferred reinsurance commissions            5,420       6,149
        Net operating loss carryforward             1,370         741
        Insurance reserves                          1,029       1,231
        Unrealized losses on investments              119       2,287
        Service contracts                           1,757       1,482
        Other                                          95         902
                                                 --------    --------
        Total deferred tax assets                   9,790      12,792
        Valuation allowance                        (1,537)     (3,638)
                                                 --------    --------
        Net deferred tax assets                     8,253       9,154
                                                 --------    --------
     Net deferred tax liability                  $  5,024    $  4,938
                                                 ========    ========


The Company has determined the valuation allowance related to the deferred tax assets based on its analysis of future deductible amounts. This analysis included a schedule of the deductibility of nonlife items against life company taxable income pursuant to Section 801 of the Internal Revenue Code and a determination of the realization of losses generated by available for sale securities.

The Company had recorded a valuation allowance of $2,484,000 and $1,739,000 as of December 31, 1993 and January 1, 1993, respectively.

The Company has $4,028,000 of net operating losses that are available to reduce future income taxes; $479,000, $35,000, $1,229,000 and $2,285,000 of the losses expire in 2007, 2008, 2009 and 2010, respectively.


               ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

NOTE H--LIABILITY FOR INSURANCE CLAIMS

The following table provides a reconciliation of beginning and ending liability balances for the Company's insurance claims for 1995, 1994 and 1993.

                      RECONCILIATION OF LIABILITY FOR INSURANCE CLAIMS
                                             1995        1994        1993
                                           --------------------------------
                                                     (In thousands)
     Liability for insurance claims
        at beginning of year                $ 23,159    $ 49,919    $ 65,235

        Less reinsurance recoverables         (5,423)    (11,801)    (18,521)
                                            --------    --------    --------

     Net balances at beginning of year        17,736      38,118      46,714

     Policy benefits incurred:

        Policy benefits incurred for
          events of the current year          19,602      24,914      40,915

        Policy benefits incurred for
          events of prior years                  516          83      (2,484)
                                            --------   ---------    --------

     Total policy benefits incurred           20,118      24,997      38,431
                                            --------   ---------    --------

     Galaxy unpaid losses and LAE at
        date of write off (see Note K)             -      14,325           -

     Payments:

        Policy benefits for insured
          events of the current year          10,860      20,556      30,960

        Policy benefits for insured
          events in prior years               10,097      10,498      16,067
                                            --------   ---------    --------

     Total payments                           20,957      31,054      47,027
                                            --------   ---------    --------

     Net balances at end of year              16,897      17,736      38,118

     Plus reinsurance recoverables             5,864       5,423      11,801
                                            --------   ---------    --------

     Liability for insurance claims
        at end of year                      $ 22,761   $  23,159    $ 49,919
                                            ========   =========    ========


The table above reflects decreases in the liability for insurance claims resulting from discontinued lines of business and the write off of Galaxy Insurance Company ("Galaxy"), a wholly owned subsidiary of RGL (see Note K). In 1995 and 1994, increases in policy benefits incurred for events of prior years relate to management's reevaluation of discontinued lines of business.

In establishing the liability for insurance claims, management considers facts currently known and the current state of the law and coverage litigation. Liabilities are recognized for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific insurance policy, and management can reasonably estimate its liability. In addition, liabilities have been established to cover additional exposures on both known and unasserted claims. Estimates of the liabilities are reviewed and updated continually.


               ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

NOTE I--COMMON STOCKS AND COMMON STOCK OPTIONS

On June 2, 1992, the Board of Directors voted to suspend payment of cash dividends on the common stock until the Company returns to a level of profitability that will sustain the payment of cash dividends.

ACCEL's Board of Directors approved an Employee Stock Ownership Plan ("ESOP") during 1989. In 1990, the ESOP entered into an agreement with ALIC to borrow up to $1,000,000 for the purchase of ACCEL's common stock. At December 31, 1995, the unpaid balance on this loan was $161,000.

During November 1989, ACCEL's Board of Directors also approved a stock buy back program to repurchase up to 1,000,000 common shares in the open market. ACCEL has purchased 229,185 shares at a cost of $1,722,000 under this program. The buy back program was funded from internally generated funds. No shares have been purchased since 1992.

During 1982, ACCEL adopted a stock option plan (the "82 Plan") under which shares of common stock are available to eligible officers and key personnel. Under the terms of the 82 Plan, the option price must be at least 100% of the fair market value at the date of grant, and, accordingly, there have been no charges to income resulting from grants. Options were granted at prices ranging from $2.769 to $11.750 per share from April 1982 through April 1992. The options become exercisable after one year of continuous employment in installments of 50% at the end of the first and the second year from the date of grant and expire ten years from the date of grant. A total of 300,000 (349,672 after giving effect to all subsequent stock dividends) shares have been reserved for options under the 82 Plan. The following table summarizes activity under this plan.

      The 82 Plan                   1995        1994        1993
      -----------                   ----        ----        ----

    Options lapsed                 44,596      36,660      34,758


Of the  67,401 options  outstanding under  the 82 Plan  at December  31, 1995,
67,401  were exercisable.   No additional shares  may be granted  under the 82
Plan.

During 1987, ACCEL adopted the 1987 Incentive Stock Option Plan (the "87 Plan"). The 87 Plan provided for incentive stock options with respect to a maximum of 300,000 (347,287 after giving effect to all subsequent stock dividends) shares of common stock of ACCEL prior to the expiration of the 87 Plan in April 1997. During June of 1991, ACCEL's Board of Directors and shareholders approved the First Restatement of the 1987 Stock Incentive Plan (the "Restated Plan"). The Restated Plan replaced the 87 Plan except as to options granted and outstanding under the 87 Plan. The Restated Plan reserved an additional 450,000 shares for key employees and 50,000 shares for non-employee directors. Options may be granted prior to expiration of the Restated Plan covering shares subject to lapsed or terminated options. Of the 539,569 options outstanding under the Restated Plan, 455,819 were exercisable at December 31, 1995. At December 31, 1995, 275,643 shares were reserved for future grants. During May, 1995, two new Key Employees were granted stock options under ACCEL's Restated Plan. Under the terms of their arrangement with ACCEL, both were granted stock options for ACCEL's common stock in lieu of salary for their first year of service. Options for 150,000 shares were granted at an option price per share of $2.125, the fair value of ACCEL's common stock on the date of grant. The options vest immediately and become exercisable one year following the date of grant; however, they would become exercisable immediately upon either a) a change of control of ACCEL, or b) an involuntary termination. The options would be forfeited if employment with ACCEL was voluntarily terminated prior to May 23, 1996. The options lapse five years from the effective date of grant.





               ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

NOTE I--COMMON STOCK OPTIONS--(CONTINUED)

The following table summarizes activity under the Restated Plan.

     The Restated Plan-Employees
- ----------------------------------
                                         1995        1994        1993

                                          ----       ----        ----
     Options granted                    231,500      89,000     144,000
     Average option price per share    $  2.125    $   4.50    $ 3.8125
     Options lapsed                      25,000     118,759      51,842

     Options exercised                        -           -           -
     Average exercised price                  -           -           -

     The Restated Plan-Non Employee Directors
      ----------------------------------------

                                         1995        1994        1993

                                          ----       ----        ----
     Options granted                      9,000       8,000       8,000
     Average option price per share    $  2.236    $   4.50    $   3.50
     Options lapsed                           -           -           -

     Options exercised                        -           -           -
     Average exercised price                  -           -           -

NOTE J--SEGMENT INFORMATION

The Company operates primarily in the life/health and property/casualty insurance industries. There are no intersegment sales.

The allocations of certain general expenses and investment income within segments are based on a number of assumptions, and the reported operating results would change if different methods were applied. Depreciation and capital expenditures are not considered material.

Information relating to revenue, loss before income taxes, and identifiable assets by segment are summarized as follows (see Note K regarding 1994 Property/Casualty amounts):

                                             Year Ended December 31,
                                         1995         1994         1993
                                       --------      --------      ------
                                             (Thousands of dollars)
Revenue:
     Life/Health                       $ 38,878     $ 37,097     $ 45,093
     Property/Casualty                   11,454       20,185       29,282
     Other                                  143          237          435

                                       --------     --------     --------
       Total                           $ 50,475     $ 57,519     $ 74,810
                                       ========     ========     ========

Loss before income taxes:
     Life/Health                       $  3,055     $  3,123     $  1,407
     Property/Casualty                   (2,236)      (6,333)      (4,484)
     Other                               (1,920)      (1,695)      (2,549)
                                       --------     --------     --------
       Total                           $ (1,101)    $ (4,905)    $ (5,626)
                                       ========     ========     ========



                                                  December 31,
                                         1995          1994        1993

                                       --------      --------      ------
                                             (Thousands of dollars)
Identifiable assets:
     Life/Health                       $144,164     $139,262     $139,557
     Property/Casualty                   38,977       40,428       94,983
     Other                                  366          258        1,641
                                       --------     --------     --------
       Total                           $183,507     $179,948     $236,181
                                       ========     ========     ========


               ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

NOTE K--WRITE OFF OF INVESTMENT IN RANDJILL GROUP LTD. AND GALAXY INSURANCE COMPANY

During December 1986, ACCEL invested $1,370,000 (a 20% interest) in RGL. RGL was formed to acquire all the outstanding shares of Galaxy Reinsurance Company, the name was ultimately changed to Galaxy, a New York domiciled property and casualty insurance company. Galaxy wrote commercial property insurance, property and casualty, and assumed treaty reinsurance.

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

As a result of the  unsatisfactory underwriting performance of Galaxy and  the moratorium placed on Galaxy's underwriting operations by the New York Department, the Company elected to write-off the unamortized goodwill related to Galaxy, which resulted in a charge to operations (general and administrative expenses) for 1993 of $1,643,000. Due to significant loss development during 1994 on Galaxy's liability lines of business, the Company contracted with an independent actuarial consultant to review the adequacy of Galaxy's loss and loss adjustment expense reserves as of June 30, 1994. The findings of this review indicated the need for additional reserves which resulted in the statutory insolvency of Galaxy at June 30, 1994. Statutory capital and surplus after the reserve strengthening was a negative $2.3 million.

Due to the significance of the statutory loss and the loss of the Company's control of Galaxy as a result of the insolvency, the Company wrote off its investment in RGL ($3.8 million) during the second quarter of 1994. As a result of this action, the consolidated results of operations for 1994 include a charge to operations of $3.8 million, representing the Company's net investment in Galaxy as of April 1, 1994, in addition to operating losses of $205,000 incurred during the first quarter. The Company wrote its investment in RGL to zero and deconsolidated RGL as of April 1, 1994.

Pursuant to an Order of Liquidation dated October 7, 1994, issued by the Supreme Court of the State of New York, the Liquidation Bureau of the New York Department took control of Galaxy on October 11, 1994.

Acceleration National Insurance Company ("ANIC"), a wholly owned subsidiary of ACCEL, in the normal course of business, issued certain policy endorsements on Galaxy policies in 1992, some of which had pending claims open at the time of liquidation. Management believes that these endorsements will not have a material impact on the Company's financial condition. As of December 31, 1995, ANIC had not incurred any costs related to these endorsements.

NOTE L--RETIREMENT SAVINGS AND STOCK OWNERSHIP PLAN

The Acceleration Retirement Savings Plan became effective in 1985. During 1989, ACCEL's Board of Directors approved changes to this plan to include an ESOP and concurrently changed the plan name to the "Acceleration Retirement Savings and Stock Ownership Plan" ("PLAN"). For 1993, ACCEL's Board of Directors authorized a contribution to the plan of $160,000. For 1994 and 1995 the Board authorized contributions to the PLAN at a level that would fund a 100% match of the first 6% of each participating employees tax deferred contributions. The Company incurred a contribution expense for 1995, 1994 and 1993 of $198,000, $178,000 and $160,000, respectively.


               ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

NOTE L--RETIREMENT SAVINGS AND STOCK OWNERSHIP PLAN--(CONTINUED)

The PLAN allows all employees who meet certain eligibility requirements and choose to participate to defer a percentage of their salary and contribute to the PLAN on a tax deferred basis. The employee contributions to the PLAN are used to fund the savings element of the PLAN. The Company contributions become part of the Plan and are used to purchase shares of ACCEL's common stock in the open market.

In 1990, the PLAN entered into an agreement with ALIC to borrow up to $1,000,000 for the purchase of ACCEL's common stock. The PLAN purchased 136,887 shares (adjusted for the 1990 5% common stock dividend) under this loan agreement with ALIC at a cost of $1,000,000. In addition to the shares purchased under the loan agreement, the Plan has purchased 90,088 common shares at a cost of $603,000. The loan, which bears interest at 10%, is being repaid from Company contributions to the PLAN.


At December 31, 1995, the loan had an unpaid balance of $525,000. The market value of the underlying shares was $161,000. The Company has revalued this loan to market value as of December 31, 1995. This will release shares to participants accounts at an average price which more closely approximates recent market values on the Company's stock. The decrease in the loan has been reflected through a decrease in paid in capital in the accompanying consolidated balance sheets. The unpaid balance of the loan ($161,000 at December 31, 1995), has been reflected as a reduction in common stockholders' equity.

NOTE M--FOREIGN CURRENCY TRANSLATION AND OPERATING RESULTS

The financial statements of AICL have been translated into U.S. dollars using the British pound as the functional currency. The balance sheets of AICL have been translated into U.S. dollars using exchange rates at December 31, 1995 and 1994, respectively.

The operating results of AICL have been translated into U.S. dollars using the average exchange rates in effect during the period. The consolidated results of operations include $(137,000), $(82,000) and $25,000 of pre-tax income
(loss) from AICL for the years ended December 31, 1995, 1994 and 1993, respectively.

Included in foreign currency translation adjustments are unrealized exchange gains of $85,000 in 1995 and $96,000 in 1994.

During 1995, the Company redeemed most of its shares of AICL, which resulted in proceeds approximating the Company's original investment in AICL. The transaction was approved by the Department of Trade and Insurance (United Kingdom). On February 7, 1996, the Company received the final proceeds for redemption of its remaining shares, and AICL ceased to exist.

NOTE N--COMMITMENTS AND CONTINGENCIES

Due to the nature of its operations, the Company is at all times subject to pending and threatened legal actions that arise in the normal course of its activities. In management's opinion, based on the advice of outside counsel, the accompanying consolidated financial statements would not be materially affected by the ultimate outcome of any legal proceedings or contingent liabilities.

In late 1995, the Company was awarded $5.3 million in damages related to certain litigation involving the discontinued Realtors' Errors and Omissions Program. $5.1 million of this award was obtained against the marketing organization; the remainder against a broker defendant. A settlement has been reached with the broker defendant, however, the remaining defendant has indicated its intention to appeal the verdict. The Company is aggressively pursuing efforts to collect on the remaining judgement. As the judgement is currently under negotiation, no amounts have been recognized in the 1995 consolidated statement of operations.



               ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

NOTE N--COMMITMENTS AND CONTINGENCIES--(CONTINUED)

The Company currently leases office space under an operating lease which expires in 2000. The lease is accounted for as an operating lease. Minimum rental commitments in effect at December 31, 1995 are as follows:

       Year Payable                     Annual Minimum Rentals
       ------------                     ----------------------
           1996                                $ 67,706
           1997                                  69,308
           1998                                  70,910
           1999                                  72,513
           2000                                  55,286
                                               --------
           Total                               $335,723
                                               ========

The amount of rent charged to operations was $19,902 in 1995.

NOTE O--RELATED PARTY TRANSACTIONS

At December  31, 1994,  the Company  had  a $1,250,000  (256,200 shares,  17%)
investment in First International Bancorp. First International Bancorp is affiliated with CIHC. During 1995, the Company sold its investment in First International Bancorp to entities associated with CIHC. The sales price was $1,250,000; no gain or loss was realized on the disposition.

As more  fully described  in Note  D, the Company  currently has  subordinated notes outstanding with CIHC. At December 31, 1995 and 1994, total subordinated notes outstanding to related parties were 5,347,000 and 4,841,000, respectively. Interest expense on these subordinated notes was $509,000, $461,000 and $608,000 for 1995, 1994 and 1993, respectively.

NOTE P--RISK BASED CAPITAL

In 1993, the National Association of Insurance Commissioners ("NAIC") adopted the life and health and property and casualty Risk-Based Capital (RBC) formulas. These model acts require every insurer to calculate its total adjusted capital and RBC requirement, and provides for an insurance commissioner to intervene if the insurer experiences financial difficulty. These model acts will become law in Ohio, the Company's insurance subsidiaries' state of domicile, in March, 1996. The formula includes components for asset risk, liability risk, interest rate exposure, and other factors. Each of the Company's insurance subsidiaries exceed all required RBC levels as of December 31, 1995.

NOTE Q--QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)

Quarterly consolidated results of operations for 1995 and 1994 are summarized as follows:
                                        First     Second     Third     Fourth
                                       Quarter    Quarter   Quarter   Quarter

                                       -------    -------    -------  -------
                                                  (Thousands of dollars,
                                                   except per share data)
    1995
    ----
Premiums written                       $13,247    $15,125   $15,297   $11,774
Premiums earned                          9,787      9,833    10,321    10,912
Benefits and expenses                   11,688     11,738    12,273    15,877
    Net income (loss)                      268        399       165    (2,292)

    Net income (loss) per common share     .06        .09       .04      (.52)

    1994

    ----Premiums written               $16,606    $16,990   $11,188   $15,720
Premiums earned                         13,008     11,359    11,231    12,002
Benefits and expenses                   15,792     17,834    13,894    14,904
    Net income (loss)                      255     (4,244)     (662)     (587)

    Net income (loss) per common share     .06       (.96)     (.15)     (.13)

               ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

NOTE R--SUBSEQUENT EVENT

On March 21, 1996, the property occupied by the Company was sold by ALIC for a price of $3.5 million. The Company will remain in the building and occupy approximately 16,000 square feet of home office space under a five-year lease at an annual rental of approximately $256,000.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         Not Applicable.

                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         In accordance with General Instruction G(3), the information required by this Item 10 is incorporated by reference herein from the material under the headings "Election of Directors" and "Executive Compensation" contained in the Company's definitive proxy statement filed with the Commission relating to the annual meeting of stockholders to be held on June 11, 1996.

         The executive officers, their respective ages and business experience are as follows: Thomas H. Friedberg (56), Chairman of the Board, President and Chief Executive Officer; Douglas J. Coats (62), Executive Vice President; Nicholas Z. Alexander (60), Senior Vice President, Secretary and General Counsel; Larry L. Main (47), Senior Vice President-Auto After Market Group; Kurt L. Mueller (47), Vice President and Controller; and Alan M. Weiner (45), Vice President and Treasurer.

         Mr. Friedberg joined the Company on May 23, 1995, when he was appointed Chairman, President & CEO. Prior thereto, he was Chairman, President and CEO of Ranger Insurance Company, Houston, Texas for more than five years.

         Mr. Coats joined the Company on May 23, 1995, when he was appointed Executive Vice President and a member of the Board of Directors. Prior thereto, he was Executive Vice President of Ranger Insurance Company, Houston, Texas for more than five years.

         Mr. Alexander was named Senior Vice President, Secretary and General Counsel of the Company in 1992 and prior thereto was Vice President, Secretary and General Counsel of the Company for more than five years.

         Mr. Main was named Senior Vice President in 1992 and prior thereto was Vice President of the Company for more than five years.

         Mr. Mueller was named Vice President and Controller of the Company in 1994 and prior thereto had been Vice President-General Accounting of the subsidiaries of the Company for more than five years. Mr. Weiner was named Treasurer of the Company in 1994 and prior thereto had been Vice President-Reinsurance Accounting of the subsidiaries of the Company for more than five years.

ITEM 11. EXECUTIVE COMPENSATION


         In accordance with General Instruction G(3), the information required by this Item 11 is incorporated by reference herein from the material under the headings "Executive Compensation" and "Incentive Stock Option Plans" contained in the Company's definitive proxy statement filed with the Commission relating to the Company's annual meeting of stockholders to be held on June 11, 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         In accordance with General Instruction G(3), the information required by this Item 12 is incorporated by reference herein from the material under the headings "Security Ownership and Certain Beneficial Owners" contained in the Company's definitive proxy statement filed with the Commission relating to the Company's annual meeting of stockholders to be held on June 11, 1996.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In accordance with General Instruction G(3), the information required by this Item 13 is incorporated by reference herein from the material under the heading "Certain Relationships" contained in the Company's definitive proxy statement filed with the Commission relating to the Company's annual meeting of stockholders to be held on June 11, 1996.

PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

ITEM 14 (A) (L) AND (2)--INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES COVERED BY INDEPENDENT AUDITORS' REPORT

The   following  consolidated  financial  statements  of  ACCEL  International
Corporation and subsidiaries are included in Item 8:


      Independent Auditors' Reports
      Consolidated balance sheets--December 31, 1995 and 1994
      Consolidated statements of operations--Years ended
         December 31, 1995, 1994 and 1993
      Consolidated statements of common stockholders' equity--Years ended
         December 31, 1995, 1994 and 1993
      Consolidated statements of cash flows--Years ended
         December 31, 1995, 1994, and 1993
      Notes to consolidated financial statements

The following financial statement schedules of ACCEL International Corporation and subsidiaries are included in Item 14 (d):

      Schedule I   -- Summary of Investments - Other than Investments in
                      Related Parties
      Schedule II  -- Condensed Financial Information of Registrant
      Schedule III -- Supplementary Insurance Information
      Schedule IV  -- Reinsurance

All  other  schedules to  the  consolidated financial  statements  required by
Article 7 of Regulation S-X are not required under the related instructions or are inapplicable or the required information is provided in the consolidated financial statements, and the schedules therefore have been omitted.


ITEM 14 (C)--EXHIBITS

                                                                Page Numbers
Exhibit                                                          In Exhibit
Number       Description                                           Volume
- -------      ----------------------------------------------     ------------
  (3)        Articles of Incorporation and By-Laws.
             1(a)      Certificate  of   Incorporation,  as
             amended,  of  Registrant.    (Incorporated  by
             reference   to   Exhibit  A   of  Registrant's
             definitive Proxy Statement as filed with the Commission on June 9, 1978.)

             1(b)    Restated Certificate  of Incorporation
             of   the   Registrant.      (Incorporated   by
             reference to Exhibit  (3)1(g) of  Registrant's
             Report  on  Form  10-K  for  the   year  ended
             December 31, 1989.)

             2(a)   By-laws of  Registrant.   (Incorporated
             by reference to Exhibit B of the Registrant's definitive Proxy Statement as filed with the Commission on June 9, 1978.)

             2(b)   Amendment to Article III,  Section 3.02
             of the  Registrant's By-Laws as  passed by the
             Board  of  Directors  of   the  Registrant  on
             December  1,   1978.        (Incorporated   by
             reference   to   Exhibit    (9)(b)   of    the
             Registrant's Report on Form 10-Q for the quarter ended March 31, 1979.)

             2(c)   Amendment to Article  II, Section  2.04
             of the  Registrant's By-Laws as passed  by the
             Board  of   Directors  of  the  Registrant  on
             October   23,   1981.      (Filed   with   the
             Registrant's Amendment #1 to  the Registration
             Statement on Form S-7 as Exhibit (4)3(c) and incorporated herein by reference.)

             2(d)   Amendment to  Article II,  Section 2.02
             of the Registrant's By-Laws as approved by the Board of Directors of the Registrant on June 18, 1985. (Incorporated by reference to
             Exhibit  (3) 2(d)  to  Registrant's Report  on
             Form 10-K for the year ended December 31, 1985.)



             2(e)   Amendment to  Article II,  Section 2.02
             of the  Registrant's  By-Laws as  approved  by
             the Board of  Directors of  the Registrant  on
             March 29,  1988.   (Incorporated by  reference
             to Exhibit  (3)2(e) of  Registrants Report  on
             Form 10-K for the year ended December 31, 1989.)

             2(f)    Amendment  to  Article  VIII  and  the
             redesignation  and  alteration  of the  former
             Article VIII  as Article IX.  (Incorporated by
             reference to Exhibit  (3)2(f) of  Registrant's
             Report  on  Form  10-K   for  the  year  ended
             December 31, 1989.)


  (4)        Instruments   defining  rights   of   security
             holders.*

             1.             Certificate   of   Designation,
             Preferences, Rights and Limitations  of Series
             A,  8%  Cumulative  Preferred  Stock,  $1  Par
             Value, of Registrant,  dated August 23,  1978.
             (Incorporated by reference to Exhibit 3 to Registrant's Report on Form 10-K for the year ended December 31, 1979.)

  (10)       Material Contracts.

             Previously filed Material Contracts which are either terminated or deemed to be in the ordinary course of business to the Registrant are no longer identified.

             1(a)   Verification  of  coverage  of  current        1
             Directors  and  Officers Liability  Policy for
             ACCEL International Corporation  as issued  by
             Reliance    Insurance    Company,   indicating
             coverage for the period from June 1, 1994 to June 1, 1995.

             2.       The  Company's 1982  Incentive  Stock
             Option Plan.   (Incorporated  by reference  to
             Exhibit A  to the  Company's definitive  Proxy
             Statement for the 1982 annual meeting of stockholders of the Company.)

             3.       The  Company's 1987  Incentive  Stock
             Option Plan.   (Incorporated  by reference  to
             Exhibit (10) 7. to the Registrant's  Report on
             Form 10-K for the year ended December 31, 1987.)

             3(a)  The  Company's first restatement  of the
             1987  Stock Incentive Plan.   (Incorporated by
             reference  to   Exhibit  A  to  the  Company's
             definitive  Proxy  Statement   for  the   1990
             annual   meeting   of   stockholders  of   the
             Company.)

             4.       The  Company's Short  Term  Incentive
             Compensation  Plan,  effective  July 1,  1983.
             (Incorporated by reference to Exhibit 28 to Registrant's Report on Form 10-K for the year ended December 31, 1986.)

             5.(a) Stock Purchase Agreement by and  between
             United  Coasts  Corporation  and  Acceleration
             National Insurance Company  dated January  20,
             1989.   (Incorporated by  reference to Exhibit
             (10)8(a) to Registrant's Report on Form 10-K for year ended December 31, 1988.)

             5.(b) Stock  Purchase Agreement by and between
             ACMAT  Corporation and  Acceleration  National
             Insurance  Company  dated  January  20,  1989.
             (Incorporated   by   reference    to   Exhibit
             (10)8(b) to Registrant's Report on Form 10-K for year ended December 31, 1988.)


  (10)       5.  (c)    Non-Competition  Agreement  by  and
  Cont.      between  ACCEL International  Corporation  and
             United   Coastal   Insurance   Company   dated
             January 20, 1989. (Incorporated by reference to Exhibit (10)8(c) to Registrant's Report on
             Form 10-K for year ended December 31, 1988.)

             5.  (d)    Non-Competition  Agreement  by  and
             between  ACCEL International  Corporation  and
             ACMAT  Corporation  dated  January  20,  1989.
             (Incorporated   by   reference    to   Exhibit
             (10)8(d)  to Registrant's Report  on Form 10-K
             for year ended December 31, 1988.)

             6(a)   Joint Venture Agreement  dated June 16,
             1987 by and  between Consumers Life  Insurance
             Company   and  Acceleration   Life   Insurance
             Company  of   Pennsylvania  and   Acceleration
             National Service Corporation with Exhibits E and F. (Incorporated by reference to Exhibit
             (10) 9(a) to Registrant's Report on Form 10-K for year ended December 31, 1987.)

             6(b)  Quota Share Reinsurance Agreement  dated
             June 16, 1987  by and  between Consumers  Life
             Insurance   Company  and   Acceleration   Life
             Insurance   Company.       (Incorporated    by
             reference    to    Exhibit   (10)    9(b)   to
             Registrant's Report on Form 10-K for year ended December 31, 1987.)

             6(b)  1.     Amendment  to  the  Quota   Share
             Reinsurance  Agreement  effective  October  1,
             1987.  (Incorporated  by reference to  Exhibit
             (10)9(b) of the Registrant's Report on Form
             10-K for year ended December 31, 1988.)

             6(c)    Custodial Account  Agreement effective
             July 1, 1987 by and  between Acceleration Life
             Insurance  Company, Consumers  Life  Insurance
             Company, and Fifth-Third Bank.   (Incorporated
             by reference to Exhibit (10) 9(c) of the Registrant's Report on Form 10-K for year ended December 31, 1987.)

             6(d)      Service   Contract,  Agreement   and
             Schedules - Joint Venture  Agreement Exhibit B
             by  and  between   Consumers  Life   Insurance
             Company   and  Acceleration   Life   Insurance
             Company.    (Incorporated   by  reference   to
             Exhibit (10) 9(d) of the Registrant's Report on Form 10-K for year ended December 31, 1987.)

             6(e)   Service  Contract  Settlement  -  Joint
             Venture Agreement Exhibit C  effective July 1,
             1987  by and between  Consumers Life Insurance
             Company   and  Acceleration   Life   Insurance
             Company.    (Incorporated   by  reference   to
             Exhibit (10) 9(e) of the Registrant's Report on Form 10-K for year ended December 31, 1987.)


  (10)       6(f)    Security  Agreement  -  Joint  Venture
  Cont.      Agreement  effective  July  1,   1987  by  and
             between Acceleration  Life Insurance  Company,
             Consumers Life Insurance  Company, and  Fifth-
             Third  Bank.   (Incorporated  by reference  to
             Exhibit (10) 9(f) of the Registrant's Report on Form 10-K for year ended December 31, 1987.)

             6(g)     Marketing  Representation   Agreement
             dated June 16,  1987 by and between  Consumers
             Financial  Corporation,   ACCEL  International
             Corporation,     and     Pennsylvania     Auto
             Association     Insurance     Agency,     Inc.
             (Incorporated  by  reference  to Exhibit  (10)
             9(g) of the Registrant's Report on Form 10-K for year ended December 31, 1987.)

             6(h)     Unconditional  Irrevocable   Guaranty
             dated  June 16,  1987  by Consumers  Financial
             Corporation  and   Consumers  Life   Insurance
             Company.    (Incorporated   by  reference   to
             Exhibit (10) 9(h) of the Registrant's Report on Form 10-K for year ended December 31, 1987.)

             6(i)     Unconditional  Irrevocable   Guaranty
             dated  June  16, 1987  by  ACCEL International
             Corporation.    (Incorporated by  reference to
             Exhibit (10) 9(i) of the Registrant's Report on Form 10-K for year ended December 31, 1987.)

             7.  Employment Agreement dated August  1, 1990
             by    and    between    ACCEL    International
             Corporation  and  R. Max  Williamson, Chairman
             of the  Board, President  and Chief  Executive
             Officer  of  Registrant.     (Incorporated  by
             reference   to   Exhibit   (10)   9   of   the
             Registrant's Report on Form 10-K for the year ended December 31, 1990.)

             8.  Special Severance Policy of Key  Employees
             of  ACCEL   International  Corporation   dated
             effective September 21, 1989.    (Incorporated
             by  reference  to  Exhibit  (10)   10  of  the
             Registrant's Report on Form 10-K for year ended December 31, 1990.)

             9.   Stock Purchase  Agreement dated  December
             20, 1990  by and  between ACCEL  International
             Corporation    and    Eli     I.    Zborowski.
             (Incorporated by reference to Exhibit (10) 11 of the Registrant's Report on Form 10-K for year ended December 31, 1990.)


  (10)       10.   Purchase Agreement dated  July 31,  1991
  Cont.      by    and    between    ACCEL    International
             Corporation  and  Karl  Albert, in  connection
             with  Registrant's  purchase of  all remaining
             shares outstanding of Randjill  Group Ltd.   A
             total of  six  separate such  agreements  were
             entered  into   as  part   of  the   described
             transaction, with the agreements  varying only
             as to  the number  of shares  being purchased,
             total  compensation  being  paid  and  whether
             consideration constituted all  cash, cash  and
             notes or  all notes.  Registrant hereby agrees
             to  furnish copies of  the other agreements to
             the  Commission  upon request.   (Incorporated
             by  reference  to  Exhibit  (10)  10  of   the
             Registrant's Report on Form 10-K for year ended December 31, 1991.)

             11.   Credit  Life  and  Accident  and  Health
             Quota  Share  Reinsurance  Contract  effective
             December 31, 1994 issued to Acceleration  Life
             Insurance Company.

             The  Company  executed Amendment  No.  3 to  a
             Credit Agreement  with the  Fifth Third  Bank,
             Cincinnati, Ohio, a copy of which is not included herewith as an exhibit. Registrant agrees to furnish to the Commission a copy thereof upon request.

             12.   Note Agreement pertaining to $16,500,000        2-56
             9.5% Senior Notes, due April 1, 2001, dated as of December 15, 1995, with The Lincoln
             National Life Insurance Company.

             13.        Reinsurance    Agreement    between        57-90
             Acceleration  Life  Insurance Company  and The
             Lincoln   National  Life   Insurance   Company
             executed December 29, 1995 and by amendment thereto, made effective January 1, 1996.

  (21)       Subsidiaries of the Registrant                        91-92

             (1)    See  Organizational Chart  -  all  such
             Companies   are    incorporated   herein    by
             reference and are presently doing business under their respective INCORPORATED NAMES.

  (23)       Consent of Independent Auditors'                      93

  (24)       Powers of Attorney                                    94-101

             *  The  total amount of securities  authorized
             under any  instrument  with respect  to  long-
             term debt  does not  exceed 10%  of the  total
             assets of the Registrant  and its subsidiaries
             on  a  consolidated  basis.    The  Registrant
             hereby agrees to furnish a copy of any such instrument to the Commission upon request.




ITEM 14 (D)--SCHEDULES

                     SCHEDULE I - SUMMARY OF INVESTMENTS -
                   OTHER THAN INVESTMENTS IN RELATED PARTIES


               ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES


                               DECEMBER 31, 1995


____________________________________________________________________________


              Column A                     Column B     Column C    Column D
____________________________________________________________________________
                                                                    Amount at
                                                                     Which
                                                                     Shown
                                                                     in the
                                                          Fair       Balance
         Type of Investment                   Cost*       Value       Sheet
____________________________________________________________________________
                                                    (Thousands of dollars)
Available for sale securities:
  Fixed maturities:
     United States Government and govern-
       ment agencies and authorities        $   9,310   $   9,584   $   9,584
     States, municipalities and
       political subdivisions                   1,255       1,290       1,290
     Mortgage-backed securities                41,214      40,622      40,622
     All other corporate bonds                  1,000       1,026       1,026
  Redeemable preferred stocks                     648         682         682
                                            ---------   ---------   ---------
     Total                                     53,427      53,204      53,204

  Equity securities:
           Common stocks:
       Banks, trusts and insurance companies    5,433       5,451       5,451

Other long-term investments                       364         364         364
Short-term investments                          4,278       4,278       4,278
                                            ---------   ---------   ---------
     Total investments                      $  63,502   $  63,297   $  63,297
                                            =========   =========   =========


* Original cost of equity securities, adjusted for any permanent write down, and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.












See accompanying independent auditors' report.


          SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                BALANCE SHEETS

               ACCEL INTERNATIONAL CORPORATION (PARENT COMPANY)

                                                           December 31,
                                                         1995        1994
                                                      ---------   ---------
                                                      (Thousands of dollars)
ASSETS

  Investments                                         $       1   $      50
  Cash                                                      443         203
  Notes and receivables from
    consolidated subsidiaries*                              391         221
  Deferred federal income tax                               251           3
  Investments in subsidiaries**                          48,596      39,233
  Other                                                       4           5
                                                      ---------   ---------
                                                      $  49,686   $  39,715
                                                      =========   =========

LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

  Accounts payable and other liabilities              $     296   $     240
  Accounts payable to subsidiaries*                       5,954       5,302
  Current federal income tax                                345         345
  Notes payable                                          22,531      18,462
                                                      ---------   ---------
                                                         29,126      24,349


  Common stockholders' equity:
    Common stock                                            524         524
    Additional paid-in capital                           23,702      24,066
    Retained earnings (including undistributed
      earnings of subsidiaries and affiliates:
      1995--$8,770,000; 1994--$8,803,000)                 3,299       4,759
    Treasury shares at cost                              (6,599)     (6,599)
    ESOP loan                                              (161)       (627)
    Net unrealized depreciation on investment
      securities (representing amounts
      attributable to investments of subsidiaries
      1995--($205,000); 1994--($6,672,000)                 (205)     (6,672)
    Foreign currency translation adjustment                   -         (85)
                                                      ---------   ---------
                                                         20,560      15,366
                                                      ---------   ---------
                                                      $  49,686   $  39,715
                                                      =========   =========


 *  Eliminated in consolidation

** Eliminated in consolidation except for portion related to goodwill and ESOP loan.

    The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of ACCEL International Corporation and subsidiaries.











See accompanying independent auditors' report.


          SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                           STATEMENTS OF OPERATIONS

               ACCEL INTERNATIONAL CORPORATION (PARENT COMPANY)

                                                   Year Ended December 31,
                                                1995       1994      1993

                                              --------    --------   -----
                                                   (Thousands of dollars)
INCOME
  Net investment income:
    Dividends from consolidated
     subsidiaries*                            $    803   $    631  $    650
    Interest                                         1         13        58
    Realized gains                                   -        122         -
  Other income                                     143        105       320
                                              --------   --------  --------
                                                   947        871     1,028
EXPENSES
  General and administrative                       315        345     1,346
  Interest                                       2,307      2,007     2,052
  Loss on write-off of subsidiary                    -      3,829         -
                                              --------   --------  --------
                                                 2,622      6,181     3,398
                                              --------   --------  --------

  LOSS BEFORE INCOME
    TAXES AND OTHER ITEMS                       (1,675)    (5,310)   (2,370)

Federal income taxes (benefit)                    (248)         -      (191)

Other item--equity in undistributed net income
    (loss) of consolidated subsidiaries*           (33)        72    (3,102)
                                              --------   --------  --------


  NET LOSS                                    $ (1,460)  $ (5,238) $ (5,281)
                                              ========   ========  ========



* Eliminated in consolidation


  The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of ACCEL International Corporation and subsidiaries.























See accompanying independent auditors' report.


         SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                           STATEMENTS OF CASH FLOWS

               ACCEL INTERNATIONAL CORPORATION (PARENT COMPANY)

                                                     Year Ended December 31,
                                                     1995      1994     1993
                                                   --------  -------- --------

                                                      (Thousands of dollars)
OPERATING ACTIVITIES:
Net loss                                           $(1,460)  $(5,238) $(5,281)
Adjustments to reconcile net loss to
    net cash provided by (used in)
    operating activities:
  Change in amounts due from consolidated
    subsidiaries                                       830       118       24
  Change in accounts payable to consolidated
    subsidiaries                                       652       115      438
  Change in other assets, other liabilities,
    and accrued income taxes                          (191)     (112)     336
  Interest paid in kind                                569       515      657
  Amortization of premium on bonds                       -         5       33
  Equity in gains losses of subsidiaries
    and affiliates                                      33       (72)   3,102
  Provision for amortization of goodwill               107       108    1,284
  Write off of subsidiary                                -     3,829        -
  Net realized gains on investments                      -      (122)
                                                                            -
                                                   -------   -------  -------

         TOTAL PROVIDED BY (USED IN) OPERATIONS        540      (854)     593

INVESTING ACTIVITIES:
  Purchase of investments                                -         -   (1,437)
  Investment in subsidiary                          (4,000)        -        -
  Sale, maturity, or repayment of investments           49     1,599    1,143
                                                    -------   -------  -------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES (3,951)    1,599     (294)

FINANCING ACTIVITIES:
  Repayment of notes payable                       (13,000)        -   (1,000)
  Issuance of notes payable                         16,500         -        -
  Repayment of note to subsidiary                   (1,000)        -        -
  Write down of ESOP Loan                             (364)        -        -
  Stock redemption of subsidiary                     1,483         -        -
  Cash dividends                                         -         -       (6)
  Debentures redeemed                                    -      (900)    (800)
  Redemption of redeemable stock                         -         -      (73)
  Other net                                             32       366        -
                                                   -------    ------  -------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES  3,651      (534)  (1,879)
                                                   -------    ------  -------

         INCREASE (DECREASE) IN CASH                   240       211   (1,580)
Cash (Overdraft) at beginning of year                  203        (8)   1,572
                                                   -------    ------  -------

CASH (OVERDRAFT) AT END OF YEAR                    $   443    $  203  $    (8)
                                                   =======    ======  =======


The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of ACCEL International Corporation and subsidiaries.





See accompanying independent auditors' report.


                                        SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

                                        ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

- ---------------------------------------------------------------------------------------------------------------------------------
Column A            Column B      Column C  Column D  Column E   Column F       Column G Column H     Column I   Column J Column K

- ---------------------------------------------------------------------------------------------------------------------------------
                             December 31,                                       Year Ended December 31,

                    ------------------------------------------    ----------------------------------------------------------------
                                                                                                       Amorti-
                                                                                         Benefits,     zation
                                                                                         claims,         of
                                  Reserve              Other                      Net    losses       deferred
                    Deferred        for                policy                   invest-    and         policy     Other
                     policy       future              claim and                  ment    settle-       acqui-     oper-
                     acqui-       policy    Unearned  benefits    Premium        in-       ment       sition      ating   Premiums
                     sition      benefits   premiums   payable    revenue        come    expenses      costs     expenses  written
  Segment            costs                                                       (1)                    (2)        (1)

- ----------------------------------------------------------------------------------------------------------------------------------

                                                        (Thousands of dollars)

   1995

   ----

Life/Health           $31,357    $    11     $67,850    $15,568    $24,411     $ 5,172    $12,775    $(1,795)    $24,843    $43,144
Property/Casualty         482          -      14,230      7,193     16,442       1,631      7,343      1,045       5,302     12,299
Other                       -          -           -          -          -         140          -          -       2,063          -
                      -------    -------     -------    -------    -------     -------    -------    -------     -------    -------
   TOTAL              $31,839    $    11     $82,080    $22,761    $40,853     $ 6,943    $20,118    $  (750)    $32,208    $55,443
                      =======    =======     =======    =======    =======     =======    =======    =======     =======    =======

   1994
   ----

Life/Health           $29,563    $    15     $65,387    $16,781    $32,059     $ 4,972    $12,350    $(2,563)    $24,188    $35,577
Property/Casualty       1,526          -      18,375      6,378     15,541       2,380     12,647      4,648       9,223     12,432
Other                       -          -           -          -          -         134          -          -       1,932          -
                      -------    -------     -------    -------    -------     -------    -------    -------     -------    -------
   TOTAL              $31,089    $    15     $83,762    $23,159    $47,600     $ 7,486    $24,997    $ 2,085     $35,343    $48,009
                      =======    =======     =======    =======    =======     =======    =======    =======     =======    =======

   1993
   ----

Life/Health           $26,999    $   775     $59,911    $18,091    $38,640     $ 5,426    $18,759    $(2,657)    $27,583    $40,599
Property/Casualty       7,128          -      35,652     31,828     23,009       4,250     19,672        599      13,495     24,906
Other                       -          -           -          -          -          57          -          -       2,985          -
                      -------    -------     -------    -------    -------     -------    -------    -------     -------    -------
   TOTAL              $34,127    $   775     $95,563    $49,919    $61,649     $ 9,733    $38,431    $(2,058)    $44,063    $65,505
                      =======    =======     =======    =======    =======     =======    =======    =======     =======    =======


(1)      Allocations of net investment income and  other operating expenses are based on a number of assumptions  and results would
         change  if different methods were  applied.  Net  investment income includes  realized gains and losses.   Other operating
         expenses at December 31, 1994 include the write off of Randjill Group Limited ($3,829,280).

(2)      Represents the net (increase) decrease in deferred policy acquisition costs.

See accompanying independent auditors' report.


                          SCHEDULE IV - REINSURANCE

               ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES




Column A                 Column B     Column C    Column D   Column E Column F






                                                                    Percentage
                                      Ceded to     Assumed           of amount
                           Gross       other      from other  Net   assumed to
                           amount     companies   companies  amount    net



                                        (Thousands of dollars)



Year Ended December 31, 1995
- ----------------------------


Life insurance in-force  $1,523,926   $(432,311) $ 320,466  $1,412,081  22.7%
                         ==========   =========  =========  ==========

Premiums

  Life                   $   15,301   $   2,604  $   2,255  $   14,952  15.1%
  Accident and health        21,463       4,108      4,053      21,408  18.9%
  Property and casualty      12,371       5,435          -       6,936    .0%
                         ----------   ---------  ---------  ----------

  Total premiums         $   49,135   $  12,147  $   6,308  $   43,296  14.6%
                         ==========   =========  =========  ==========


Year Ended December 31, 1994
- ----------------------------

Life insurance in-force  $1,172,278   $(290,673) $ 336,153  $1,217,758  27.6%
                         ==========   =========  =========  ==========

Premiums

  Life                   $   15,149   $  (4,932) $   2,794  $   13,011  21.4%
  Accident and health        22,909      (5,189)     4,846      22,566  21.5%
  Property and casualty      14,806      (2,374)         -      12,432    .0%
                         ----------   ---------  ---------  ----------

  Total premiums         $   52,864   $ (12,495) $   7,640  $   48,009  15.9%
                         ==========   =========  =========  ==========


Year Ended December 31, 1993
- ----------------------------


Life insurance in-force  $1,094,298   $(268,648) $ 331,834  $1,157,484  28.7%
                         ==========   =========  =========  ==========

Premiums

  Life                   $   16,320   $  (4,127) $   2,745  $   14,938  18.4%
  Accident and health        28,578      (8,150)     5,232      25,660  20.4%
  Property and casualty      42,648     (17,984)       243      24,907   1.0%
                         ----------   ---------  ---------  ----------

  Total premiums         $   87,546   $ (30,261) $   8,220  $   65,505  12.5%
                         ==========   =========  =========  ==========











See accompanying independent auditors' report.


                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ACCEL INTERNATIONAL CORPORATION



BY:                /S/ Kurt L. Mueller
            -----------------------------------
                     Kurt L. Mueller
               Vice President & Controller


DATE:                March 28, 1996
            -----------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



          SIGNATURE                        TITLE                    DATE
- ------------------------------            -------              --------------





                                          Director
- ------------------------------                                 --------------
     Robert Betagole





   /S/ David T. Chase*                    Director             March 11, 1996
- ------------------------------                                 --------------
     David T. Chase





   /S/ Douglas J. Coats*                  Director             March  7, 1996
- ------------------------------                                 --------------
     Douglas J. Coats





  /S/ Raymond H. Deck*                    Director             March  8, 1996
- ------------------------------                                 --------------
      Raymond H. Deck





                                          Director
- ------------------------------                                 --------------
    Robert E. Fowler III





   /S/ Thomas H. Friedberg*               Director             March 12, 1996
- ------------------------------                                 --------------
     Thomas H. Friedberg


         SIGNATURE                         TITLE                    DATE
- ------------------------------            -------              --------------





   /S/ Kermit G. Hicks*                   Director             March  9, 1996
- ------------------------------                                 --------------
      Kermit G. Hicks





   /S/ Stephen M. Qua*                    Director             March  7, 1996
- ------------------------------                                 --------------
      Stephen M. Qua





   /S/ Milton J. Taylor, Sr.*             Director             March  8, 1996
- ------------------------------                                 --------------
     Milton J. Taylor, Sr.





   /S/ Paul R. Whitters*                  Director             March 19, 1996
- ------------------------------                                 --------------
     Paul R. Whitters






*By:  /S/ Nicholas Z. Alexander                                March 28, 1996
     -----------------------------                             --------------
       Nicholas Z. Alexander
         Attorney-in-Fact