Form 10-K/A
period 1995-12-31
ACCEL INTERNATIONAL CORP
filed 1996-04-29
CIK 1985

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                                  FORM 10-K/A

                                AMENDMENT NO. 1

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

                              Title of each class
                              -------------------
                         COMMON STOCK, $.10 PAR VALUE

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




                                   PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

Mr. Friedberg joined the Company on May 23, 1995, when he was appointed Chairman & CEO. He was also appointed President as of October 15, 1996. Prior thereto, he was Chairman, President and CEO of Ranger Insurance Company, Houston, Texas for more than five years.

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

The following Table sets forth certain information relating to the Directors of the Company:

    Name, Position with the        Principal Occupation for    Director     Number of shares of Common Stock owned    Percent
    Company and Age (as of         past five years/other       Since        beneficially, directly or indirectly,     of Class
    January 31, 1996)              Directorships                            on January 31, 1996 (except as
                                                                            otherwise noted) (1)
    Robert Betagole                President of Mike Albert    1970         49,529 (5)                                1.1%
    Director, 67                   Leasing, Inc.,
                                   Cincinnati, OH.

    David T. Chase (2)             President and Chief         1985         4,500 (6)                                 *
    Director, 66                   Executive Officer of D.T.
                                   Chase Enterprises, Inc.,
                                   Hartford, CT.

    Douglas J. Coats               Executive Vice President    1995         --                                        --
    Director, 63                   of the Company since May
                                   23, 1995. Prior thereto
                                   he was Executive Vice
                                   President of Ranger
                                   Insurance Company,
                                   Houston, TX  since
                                   August, 1987.

    Raymond H. Deck (2)(3)(4)      President of Chase          1990         98,815                                    2.2%
    Director, 73                   Insurance Enterprises,
                                   Inc., Hartford, CT. Also,
                                   is a director of SCOR
                                   U.S.and Scor Re, New
                                   York, NY.

    Robert E. Fowler, III          Senior Vice President,      1995         --                                        --
    Director, 37                   Chase Enterprises,
                                   Hartford, CT, since July,
                                   1990. Prior thereto, he
                                   was a Vice President,
                                   CITIBANK, N.A., New York,
                                   NY

    Thomas H. Friedberg (2)        Chairman of the Board and   1995         10,000                                    *
    President, 57                  Chief Executive Officer
    Chief Executive Officer and    of the Company since May
    Director                       23, 1995. Appointed
                                   President as of October
                                   15, 1996. Prior thereto
                                   he was Chairman of the
                                   Board, President and
                                   Chief Executive Officer
                                   of Ranger Insurance
                                   Company, Houston, TX,
                                   since January, 1987.

    Kermit G. Hicks (2)(3)(4)      President of Hicks          1981         28,087 (7)                                *
    Director, 60                   Chevrolet, Inc.,
                                   Greencastle, PA. Also,
                                   Chairman of the Board of
                                   Tower Bancorp Inc., and
                                   its wholly owned
                                   subsidiary First National
                                   Bank of Greencastle.

    Stephen M. Qua (2)(3)(4)       President of Qua            1970         18,698 (8)                                *
    Director, 63                   Buick/Suzuki, Inc.
                                   Cleveland, OH.

    Milton J. Taylor, Sr.          President of the Taylor     1991         6,500 (9)                                 *
    Director, 69                   Team of Dealerships,
                                   Lancaster, OH: Taylor
                                   Chevrolet, Inc., and Milt
                                   Taylor Lincoln-Mercury,
                                   Inc.

    Paul R. Whitters               Consultant. Retired         1991         5,050                                     *
    Director, 70                   President of Frankona
                                   Reinsurance Company,
                                   Kansas City, MO.

    All Directors and Officers                                              366,502 (10)                              8.2%
    as a group (14 persons)

   (1) On January 31, 1996, there were 4,456,432 shares of the Company Common Stock issued and outstanding. Except as noted, includes shares owned by spouse, minor children or certain other family members, or held as custodian or trustee for the benefit of spouse or children, or owned by corporations of which such person is an officer or principal stockholder, over which shares such directors have sole or shared voting or investment power. With respect to each Director other than Messrs. Coats, Fowler and Friedberg, includes an aggregate of 31,500 shares which are subject to immediately exercisable options.
   (2)   Member of Executive Committee (Mr. Friedberg, Chairman).
   (3)   Member of Audit Committee (Mr. Qua, Chairman).
   (4)   Member of Compensation Committee (Mr. Deck, Chairman).
   (5) Includes 7,581 shares as to which Mr. Betagole disclaims beneficial ownership.
   (6)   David T.  Chase  disclaims  beneficial  ownership,  for  purposes  of
         Section 13(d) of the Securities Exchange Act of 1934, as amended (the "Act"), of 1,351,454 shares of Common Stock or 30.3% of the shares outstanding, owned by Chase Insurance Holdings Corporation ("CIHC"), which is a wholly-owned subsidiary of American Ranger, Inc. ("ARI"). ARI is owned 100% by D.T. Chase Enterprises, Inc. ("DTCE"), which is owned by David T. Chase (33.95%), his wife Rhoda L. Chase (2.21%), his son, Arnold L. Chase (9.34%), and his daughter, Cheryl Chase Freedman (14.74%), the Arnold Chase Accumulation Trusts I and II and the David T. Chase Sprinkling Trusts IA through VA of which Arnold L. Chase and Stanley N. Bergman are co-trustees (20.15% in the aggregate), and the Cheryl Chase Freedman Accumulation Trusts I and II and the David T. Chase Sprinkling Trusts IB through VB of which Cheryl Chase Freedman and Stanley N. Bergman are co-trustees (19.61% in the aggregate). Pursuant to an agreement, CIHC has loaned 812,842 shares of Common Stock to ARI which has full use of the borrowed shares, including the right to sell, pledge or otherwise transfer the shares until termination of the agreement. Mr. Chase also disclaims beneficial ownership for purposes of Section 13(d) of the Act, of 382,000 shares of Common Stock, or 8.6% of the shares outstanding, owned by Rhoda L. Chase. Pursuant to an agreement, Rhoda L. Chase has loaned 335,000 shares of Common Stock to Insurance Holdings Limited Partnership ("IHLP") which has full use of the borrowed shares, including the right to sell, pledge or otherwise transfer the shares until termination of the agreement. The general partner of IHLP is Chase Insurance Corporation ("CIC"). David T. Chase, Arnold L. Chase and Cheryl Chase Freeman are executive officers of CIC. In filings on
         Schedule 13D with respect to the Company's Common Stock, Rhoda L. Chase, ARI, CIHC and IHLP have each stated that such person has not agreed to act together with any of the foregoing persons or with any other person or entity for the purpose of acquiring, holding, voting or disposing of shares of Common Stock, and disclaims membership in any "group" with respect to the Common Stock for purposes of Section 13(d)(3) of the Exchange Act or Rule 13d-5(b)(1) adopted thereunder. If such a group were deemed to exist, the group would be deemed to beneficially own all shares of Common Stock beneficially owned by each such person.
   (7) Includes 8,696 shares as to which Mr. Hicks claims beneficial ownership on an indirect basis.
   (8) Includes 1,894 shares as to which Mr. Qua disclaims beneficial ownership.
   (9) Includes 1,000 shares as to which Mr. Taylor claims beneficial ownership on an indirect basis.
   (10) This amount includes 122,342 shares which are subject to immediately exercisable options and 22,481 shares owned by officers in their Acceleration Retirement Savings and Stock Ownership Plan accounts as of December 31, 1995.
   *     Less than 1% of outstanding Common Stock.

   Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's officers and directors, and persons who own more than 10% of the Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

   Based solely on its review of the copies of such forms received by it or written representations from certain reporting persons that no Forms 5 were required of them, the Company believes that during the fiscal year ended December 31, 1995, all filing requirements applicable to its officers, directors and greater than 10% stockholders were complied with, except that two reports covering an initial statement of beneficial ownership and one transaction were filed late by Mr. Coats.

   ITEM 11.    EXECUTIVE COMPENSATION

   Summary
   -------

   The following table is a summary of certain information concerning the compensation awarded or paid to, or earned by, the Company's chief executive officer and each of the Company's other three most highly compensated executive officers whose total annual salary and bonus for the fiscal year ended December 31, 1995, exceeded $100,000 (the "named executives") during each of the last three fiscal years:

      SUMMARY COMPENSATION TABLE
                                                        Annual Compensation            Long Term Compensation
      Year            Name, Age, and Principal          Salary ($)       Bonus ($)     Securities          All Other
                      Position                                                         Underlying          Compensation
                                                                                       Options/SARs (#)    ($)(2)
      1995            Thomas H. Friedberg, 57  (1)      --               --            100,000             --
      1994            Chairman of the Board,            --               --            --                  --
      1993            President and Chief Executive     --               --            --                  --
                      Officer

      1995            R. Max Williamson, 58  (3)        225,000          --            15,000              4,240
      1994            Chairman of the Board,            225,000          --            15,000              7,294
      1993            President and Chief Executive     225,000          --            15,000              6,152
                      Officer

      1995            Larry L. Main, 47 Senior Vice     112,000          --            10,000              2,639
      1994            President Auto After Market       112,000          --            10,000              2,605
      1993            Product Group                     112,0000         --            10,500              3,064

      1995            Nicholas Z. Alexander, 60         109,000          --            10,000              4,093
      1994            Senior Vice President,            109,000          --            10,000              4,061
      1993            Secretary and General Counsel     109,000          --            10,500              2,980

      1995            William B. Johnson, 43  (4)       108,000          --            10,000              2,144
      1994            Senior Vice President Claims      108,000          --            10,000              2,112
      1993                                              108,000          --            10,500              1,734

   (1) Mr. Friedberg was appointed Chairman of the Board and Chief Executive Officer of the Company on May 23, 1995. He accepted appointment to such offices without entitlement to salary for the first year of the appointment. In lieu of salary, he was granted a stock option for 100,000 shares of Common Stock which vested immediately, becomes exercisable one year following the date of grant, and lapses five years from the date of grant.
   (2) Represents approximate amounts contributed on behalf of each such executive to the Acceleration Retirement Savings and Stock Ownership Plan.
   (3) Mr. Williamson relinquished his positions with the Company as of October 15, 1995. Pursuant to the provisions of his Employment Agreement with the Company, his compensation thereunder will continue until February 28, 1997.
   (4)   Mr. Johnson resigned effective December 31, 1995.


   The following table sets forth information concerning individual grants of options to purchase the Company's Common Stock made to the named executives in 1995:

                                               OPTION GRANTS IN LAST FISCAL YEAR
                                    INDIVIDUAL GRANTS IN 1995                                      Potential Realizable
                                                                                                   Value at Assumed Annual
                                                                                                   Rates of Stock Price
                                                                                                   Appreciation for Option
                                                                                                   Term
  Name                        Number of            Percent of      Exercise or   Expiration        5% ($)       10% ($)
                              Securities           Total           Base Price    Date
                              Underlying           Options         ($ Sh) (1)
                              Options/SARs         Granted to
                              Granted (#)          Employees in
                                                   Fiscal Year
  Thomas H. Friedberg         100,000              43.0%           $2.125        5/23/00           $58,710      $129,733

  R. Max Williamson           15,000               6.5%            $2.125        Expired           N/A          N/A

  Larry M. Main               10,000               4.3%            $2.125        5/23/05           $13,364      $33,867

  Nicholas Z. Alexander       10,000               4.3%            $2.125        5/23/05           $13,364      $33,867

  William B. Johnson          10,000               4.3%            $2.125        Expired           N/A          N/A

   (1)   Market price of the Company's Common Stock on date of grant.

   The following table sets forth certain information regarding individual exercises of stock options during 1995 by each of the named executives:

     AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES



     Name                       Shares         Value         Number of Securities              Value of Unexercised
                                Acquired on    Realized      Underlying Unexercised Options    In-The-Money Options at Fiscal
                                Exercise       (Mkt. Price   at Fiscal Year End (#)            Year End (1)
                                (#)            at Exercise
                                               Less
                                               Exercise
                                               Price)
                                                             Exercisable     Unexercisable     Exercisable     Unexercisable
     Thomas H. Friedberg        0              N/A           0               100,000           0               $62,500

     R. Max Williamson          0              N/A           N/A             N/A               N/A             N/A

     Larry L. Main              0              N/A           35,931          14,000            $6,250          N/A

     Nicholas Z. Alexander      0              N/A           39,404          14,000            $6,250          N/A

     William B. Johnson         0              N/A           N/A             N/A               N/A             N/A

   (1) Intended to represent the amount by which the market price of the Company's Common Stock on December 31, 1995 ($2.75), exceeded the exercise prices of unexercised options on that date.

   Employment Agreement

   On August 1, 1990, the Company entered into an employment agreement with R.Max Williamson pursuant to which Mr. Williamson served as Chairman, President and Chief Executive Officer of the Company. The term of the agreement was for a period of three years and provided that, unless terminated in accordance with the provisions thereof, on the first day of each month that the agreement was in effect, the remaining term thereof would automatically be extended one additional month. On December 13, 1993, the Board of Directors notified Mr. Williamson that the employment agreement would be terminated on February 28, 1997. Mr. Williamson's base salary under the agreement was $225,000 per year. In addition to a base salary, the agreement provided for a cash bonus and other employee benefits to be provided Mr. Williamson. Mr. Williamson relinquished his positions with the Company as of October 15, 1995. Pursuant to the provisions of this employment agreement with the Company, his compensation thereunder will continue until February 28, 1997.

   Compensation of Directors

   During 1995, non-employee directors of the Company continued to abide by the one-third reduction in compensation levels initiated in 1993, and accordingly received an annual retainer of $5,000 plus a fee of $500 per meeting for attending any regular or special meetings of the Board of Directors. The members of each committee of the Board of Directors, other than officers of the Company, received a fee of $500 for each meeting attended. Chairmen of committees received a fee of $750 for each meeting attended.

   The First Restatement of ACCEL International Corporation 1987 Stock Incentive Plan (the "Restated Plan") provides for options to be granted every year to non-employee directors of the Company for a predetermined number of shares of Common Stock. In 1991, the year the Restated Plan was adopted, the non-employee directors were granted options for 2,000 shares each. In subsequent years, options for 1,000 shares each were granted and will continue to automatically be granted according to the Restated Plan (subject to adjustment for stock dividends, stock splits and other similar events). Newly appointed or elected non-employee directors are granted options for 2,000 shares in the year they are appointed or elected, and thereafter will receive the automatic grants. The exercise price is equal to the fair market value of a share of stock on the date the option is granted. Options become exercisable as to 50% of the shares subject to the option on completion of each full year prior to termination of the director's status as director after the date the option was granted. The options lapse on the earliest of the date 10 years after the option was granted, or the date 180 days after the termination of the director's status as director. The options shall fully vest and become completely exercisable upon the death or voluntary retirement of a director.

   Compensation Committee Interlocks and Insider Participation

   Mr. Qua is associated with two automobile dealerships which are master policyholders of the Company and receive commissions from the Company in connection with credit insurance sold by such dealerships. During the fiscal year ended December 31, 1995, such dealerships received commissions in the amount of $91,670


   ITEM 12     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth certain information regarding the named executive's beneficial ownership of the Common Stock of the Company as of January 31, 1996:


                                                Shares of Common Stock of
                                                Company Beneficially
                                                Owned

        Title of Class   Name of Officer        Number (1)  Percent of
                                                            Class
        Common Stock     Thomas H. Friedberg    10,000      *

        Common Stock     R. Max Williamson      5,419       *

        Common Stock     Larry L. Main          46,854      1%
        Common Stock     Nicholas Z.            44,642      1%
                         Alexander

        Common Stock     William B. Johnson     N/A         N/A



   (1) The amounts shown represent the total shares owned outright by such individuals together with shares which are issuable upon the exercise of all stock options which are currently exercisable. Specifically, the following individuals have the right to acquire the shares indicated after their names, upon the exercise of such stock option:
         Mr. Main, 39,404; Mr. Alexander, 35,931.
   *     Less than 1% of outstanding Common Stock.

   The following table sets forth certain information as of January 31, 1996 (except as otherwise noted) with respect to stockholders known to the Company to be the beneficial owners of more than five percent of any class of the Company's voting securities:

  Title of Class           Name and Address of Beneficial Owner           Amount of Beneficial     Percent of Class
                                                                          Ownership (1)
  Common Stock             Chase Insurance Holdings Corporation           1,351,459 Shares (2)     30.3%
                           One Commercial Plaza
                           Hartford, CT  06103

                           Rhoda L. Chase                                 382,000 (2)              8.6%
                           96 High Ridge Road
                           West Hartford, CT 06117
                           Dimensional Fund Advisors Inc                  315,119 Shares (3)       7.1%
                           1299 Ocean Avenue
                           11th Floor
                           Santa Monica, CA 90401

                           Tweedy, Browne Company L.P. and TBK            246,000 Shares (4)       5.5%
                           Partners, L.P.
                           52 Vanderbilt Avenue
                           New York, NY 10017

   (1) Except as otherwise noted, the Company has no reason to believe that any beneficial owner listed above does not have sole voting and investment power with respect to these shares.
   (2)   As of January 31, 1996. See footnote (6) in Item 10 hereof.
   (3) Dimensional Fund Advisors Inc. ("Dimensional"), a registered investment advisor, is deemed to have beneficial ownership of 315,119 shares of ACCEL International Corporation stock as of December 31, 1995, all of which shares are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional Fund Advisors Inc. serves as investment manager. Dimensional disclaims beneficial ownership of all such shares.
   (4) Tweedy, Browne Company L.P. ("TBC"), a registered broker-dealer and registered investment advisor, and TBK Partners, L.P. ("TBK"), have jointly filed amendments to their respective Schedule 13D Reports (the "Schedule 13D") with the SEC. The Schedule 13D stated that TBC may be deemed to have beneficial ownership of 246,000 shares, all of which shares are held in accounts of various customers of TBC. TBC further reported that it has investment discretion with respect to all 246,000 shares and sole power to vote 171,000 shares. As a result of a disposition of shares, TBK reported that it does not beneficially own any shares. Each of TBC and TBK disclaimed beneficial ownership of the 246,000 shares held in the TBC accounts and disclaimed beneficial ownership of the shares held by the other. TBK and TBC also reported that their respective general partners, four of whom are common to each, may, solely by reason of their positions as such, be deemed to share voting power and dispositive power with respect to the shares. Finally TBC and TBK stated that the filing of the Schedule 13D should not be deemed an admission that TBC and TBK comprise a group within the meaning of Section 13(d)(3) of the Act.

   Information concerning official ownership of Common Stock of the Company is included in the Table set forth under Item 10 hereof.


   ITEM 13     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Several of the Company's directors are associated with automobile dealerships. These dealerships are master policyholders of the Company and receive commissions from the Company in connection with credit insurance sold by them. All commissions paid to automobile dealerships and agencies associated with the Company's directors are at rates determined on a basis consistent with commissions paid to non-related parties. Total commission on credit insurance business paid to all agencies relating to all directors as a group during the year ended December 31, 1995 was $180,231.

   The following table sets forth those directors whose agencies received commissions in connection with the credit insurance business of the Company in excess of $60,000 in the year 1995:


              DIRECTOR                                         1994
              Stephen M. Qua                                $91,670
              Milton J. Taylor, Sr.                         $88,561

   Also, an insurance agency of which Robert Betagole is a shareholder, received $1,734,913 through a reinsurance arrangement.

                                    SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   ACCEL INTERNATIONAL CORPORATION



   By:                /S/ Kurt L. Mueller
                  ------------------------------------
                           Kurt L. Mueller
                     Vice President & Controller


   Date:                  April 29, 1996
                  -----------------------------------


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.