Form 10-Q
period 1996-03-31
ACCEL INTERNATIONAL CORP
filed 1996-05-15
CIK 1985

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                     FOR THE QUARTER ENDED MARCH 31, 1996


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


As of April 30, 1996, there were 4,456,432 shares of Common Stock, $.10 par value per Share outstanding.


                                                    COMMISSION FILE NO. 0-8162


               ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                MARCH 31, 1996


                                     INDEX



PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements                                         Page
                                                                         ----

            Unaudited Consolidated Balance Sheets (March 31, 1996
              and December 31, 1995)                                    1 -  2

            Unaudited Consolidated Statements of Income (Three months
              ended March 31, 1996 and 1995)                                 3

            Unaudited Consolidated Statements of Common Stockholders'
              Equity (Three months ended March 31, 1996 and year ended
              December 31, 1995)                                             4

            Unaudited Consolidated Statements of Cash Flows (Three
              months ended March 31, 1996 and 1995)                          5

            Notes to Unaudited Consolidated Financial Statements        6 - 11

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                      12 - 17


PART II     OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                18

               ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                    UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                         March 31,  December
31,
                                                            1996        1995
                                                         ---------   ---------
                                                        (Thousands of dollars)
ASSETS

Investments:
  Investments available for sale, at fair value
    Fixed maturities (cost: 1996--$53,902,000;
      1995--$53,427,000)                                 $  52,649   $  53,204
    Equity securities (cost: 1996--$5,628,000;
      1995--$5,433,000)                                      5,622       5,451
  Short-term investments (cost: 1996--$10,446,000;
    1995--$4,278,000)                                       10,446       4,278
  Other invested assets (cost: 1996--$379,000;
    1995--$364,000)                                            379         364
                                                         ---------   ---------
                                                            69,096      63,297

Cash                                                           550       5,039

Receivables:
  Premiums in process of transmittal, less
    allowance (1996--$287,000; 1995--$279,000)               5,952       1,779
  Amounts due from reinsurers                               22,785       9,119
  Recoverable federal income taxes                               -          70
                                                         ---------   ---------
                                                            28,737      10,968



Accrued investment income                                      625         557

Prepaid reinsurance premiums                                44,641      14,895

Reinsurance premium deposits                                 2,136      51,634

Deferred policy acquisition costs                           32,084      31,839

Equipment--at cost, less accumulated
  depreciation (1996--$563,000;
  1995--$564,000)                                              213         187

Leasehold improvements                                         175           -

Property occupied by the Company--at cost, less
  accumulated depreciation
  (1995--$2,382,000)                                             -       3,167


Other assets:
  Cost in excess of fair value of net
    assets of subsidiaries at dates of
    acquisition ($4,448,000) less
    accumulated amortization                                   796         822
  Funds held under reinsurance agreements                    1,906         829
  Other                                                        446         273
                                                         ---------   ---------
                                                             3,148       1,924
                                                         ---------   ---------
                                                         $ 181,405   $ 183,507
                                                         =========   =========

                                                                   (Continued)

               ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

              UNAUDITED CONSOLIDATED BALANCE SHEETS--(CONTINUED)

                                                       March 31,  December 31,
                                                          1996        1995
                                                         ---------   ---------
                                                       (Thousands of dollars)
LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

Policy Reserves and Liabilities:
  Unearned premium reserves                              $  84,069   $ 82,080
  Insurance claims                                          23,120     22,761
  Other                                                         10         11
                                                         ---------    --------
                                                           107,199    104,852

Other Liabilities:
  Funds held under reinsurance agreements                       58      3,072
  Accounts payable and other liabilities                     2,266      2,353
  Commissions payable                                        5,014      5,010
  Amounts due reinsurers                                     5,843      4,442
  Federal income taxes:
    Current                                                     50          -
    Deferred                                                 4,896      5,024
  Deferred reinsurance commissions                          13,787     15,663
  Notes payable--Note D                                     22,682     22,531
                                                         ---------    --------
                                                            54,596     58,095

Commitments and Contingencies


Redeemable Preferred Stock:
  Authorized shares--1,000,000;
    no issued or outstanding shares                              -          -

Common stockholders' equity:
  Common Stock, $.10 par value
    Authorized shares--10,000,000
    Issued shares (1996--5,253,852;
      1995--5,243,852)                                         525        524
  Additional paid-in capital                                23,722     23,702
  Retained earnings                                          3,345      3,299
  Less 797,420 treasury shares at cost                      (6,599)    (6,599)
  ESOP loan                                                   (124)      (161)
  Net unrealized depreciation on
    investment securities                                   (1,259)      (205)
                                                         ---------   ---------
         Total Common Stockholders' Equity                  19,610     20,560
                                                         ---------   ---------
                                                         $ 181,405  $ 183,507


See notes to unaudited consolidated financial statements.

               ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                         Three Months Ended
                                                               March 31,
                                                           1996        1995
                                                        ----------  ----------
                                                        (Thousands of dollars,
                                                        except per share data)

REVENUE:

  Gross premiums written--Note E                        $   16,697 $   13,247
  Less reinsurance ceded--Note E                             9,070      3,530
                                                        ----------  ----------
    Net premiums written                                     7,627      9,717
  (Increase) decrease in unearned
      premium reserves                                      (4,114)        70
                                                        ----------  ----------
    Premiums earned--Note E                                  3,513      9,787
  Net investment income:
    Interest and dividends                                   1,002      1,567
    Realized gains                                             288         68
  Service fees on extended service
      contracts                                                585        484
  Other income                                                 236         45
                                                        ----------  ----------
                                                             5,624     11,951

BENEFITS AND EXPENSES:
  Policy benefits--Note E                                    2,336      4,138
  Commissions and selling expenses                           5,209      4,827
  Reinsurance expense recovery                              (4,471)      (301)
  General and administrative                                 1,704      1,877
  Taxes, licenses and fees                                     513        483
  Interest                                                     540        442
  (Increase) decrease in deferred policy
      acquisition costs                                       (245)       222
                                                        ----------  ----------
                                                             5,586     11,688
                                                        ----------  ----------


    INCOME BEFORE FEDERAL INCOME TAXES                          38        263

  Federal income taxes:
    Current                                                    120         64
    Deferred (benefit)                                        (128)       (69)
                                                        ----------  ----------
                                                                (8)        (5)

    NET INCOME                                          $       46 $      268
                                                        ==========  ==========
  Net income per common share                           $      .01 $      .06
                                                        ==========  ==========
  Weighted average number of common shares
    outstanding                                          4,453,932  4,446,432
                                                        ==========  ==========

See notes to unaudited consolidated financial statements.

                                         ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                 UNAUDITED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY


                                                                                       Net
                                                                                    unrealized
                                                                                   appreciation   Foreign
                                                                 Common              (depreci-    currency
                                         Additional              stock               ation) on   translation
                                  Common   paid-in    Retained   held in       ESOP  investment    adjust-
                                  stock    capital    earnings   treasury      loan  securities    ments   Total
                                  -----    -------    --------   --------      ----  ----------    -----  -------
                                                                 (Thousands of dollars)

Balances at December 31, 1994     $  524   $ 24,066   $ 4,759   $   (6,599)   $  (627)  $(6,672)  $ (85)  $  15,366
    Payments on and write down
      of ESOP loan                     -       (364)        -            -        466         -       -         102
    Change in net unrealized
       depreciation on
       investment securities           -          -         -            -          -     6,467       -       6,467
    Change in foreign currency
       translation adjustment          -          -         -            -          -         -      85          85
    Net loss                           -          -    (1,460)           -          -         -       -      (1,460)
                                   -----    -------  --------   ----------    -------   -------  ------    --------
Balances at December 31, 1995        524     23,702     3,299       (6,599)      (161)     (205)      -      20,560
    Payments on ESOP loan              -          -         -            -         37         -       -          37
    Issuance of 10,000 shares of
      Common Stock under Common
      Stock Option Plan                1         20         -            -          -         -       -          21
    Change in net unrealized
       depreciation on
       investment securities           -          -         -            -          -    (1,054)      -      (1,054)
    Net income                         -          -        46            -          -         -       -          46
                                  ------   --------   -------   ----------    -------   -------  ------   ---------
Balances at March 31, 1996        $  525   $ 23,722   $ 3,345   $   (6,599)   $  (124)  $(1,259)  $   -   $  19,610
                                  ======   ========   =======   ==========    =======   =======  ======   =========

See notes to unaudited consolidated financial statements.

               ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES


               UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Three Months Ended
                                                               March 31,
                                                           1996        1995
                                                        ----------  ----------
                                                        (Thousands of dollars,
                                                         except per share data)
OPERATING ACTIVITIES:
  Net Income                                              $     46   $    268
  Adjustments to reconcile net income
    to net cash used in operating activities:
      Change in premiums receivable                         (4,181)       181
      Change in accrued investment income                      (68)        18
      Change in prepaid reinsurance premiums               (29,746)       749
      Change in reinsurance premium deposits                49,498        264
      Change in funds held under reinsurance
         agreements                                         (4,091)      (400)
      Change in unearned premium reserves                    1,989      1,000)
      Change in insurance claim reserves                       359       (515)
      Change in amounts due reinsurers
         and amounts due from reinsurers                   (12,265)      (950)
      Change in other assets, other liabilities,
         and accrued income taxes                             (270)      (172)
      Interest paid in kind                                    151        137
      Accrual of discount on bonds                             (46)       (24)
      Amortization of premium on bonds                          22         21
      Amortization of deferred policy acquisition
         costs                                               4,758      5,320
      Policy acquisition costs deferred                     (5,003)    (5,098)
      Reinsurance commissions earned                           663     (3,304)
      Reinsurance commissions received                      (2,539)     2,664
      Provision for depreciation and amortization               98        132
      Net realized gains on investments                       (288)       (68)
                                                        ----------  ----------
NET CASH USED IN OPERATING ACTIVITIES                         (913)    (1,777)
INVESTING ACTIVITIES:
    Sale of investments available for sale                   3,415      4,863
    Purchase of investments available for sale             (10,113)    (3,515)
    Sale of property occupied by the Company                 3,298          -
    Other, net                                                (234)       (25)
                                                        ----------  ----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES         (3,634)     1,323
FINANCING ACTIVITIES:
  Payment on ESOP loan                                          37         24
  Issuance of Common Stock under Stock Option Plan              21          -
                                                        ----------  ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       58         24
                                                        ----------  ----------
    NET DECREASE IN CASH                                    (4,489)      (430)
Cash at beginning of period                                  5,039      1,044
                                                        ----------  ----------
CASH AT END OF PERIOD                                   $      550 $      614
                                                        ========== ===========

See notes to unaudited consolidated financial statements.

               ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 1996


NOTE A--SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited consolidated financial statements of ACCEL International Corporation ("ACCEL") and subsidiaries (collectively referred to herein as the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X which, as to the insurance company subsidiaries, differ in some respects from statutory accounting practices prescribed or permitted by state insurance departments. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for all periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included the Company's annual report on Form 10-K for the year ended December 31, 1995.

PRINCIPLES OF CONSOLIDATION: The accompanying unaudited consolidated financial statements include the accounts of ACCEL and its wholly-owned subsidiaries, except for Randjill Group Ltd. ("RGL"). All significant intercompany accounts and transactions have been eliminated in the unaudited consolidated financial statements.

DESCRIPTION OF BUSINESS: ACCEL is an insurance holding company incorporated in Delaware in June 1978 as the successor to an Ohio corporation, formerly Acceleration Corporation, organized in 1969. The Company has been engaged in the sale and underwriting of credit life and credit accident and health insurance, extended service contracts, vendor's single interest and other specialty casualty products. Beginning in the first quarter of 1996, the Company began to offer coverages for long haul trucking and commercial buses. The credit insurance and extended service contract products continue to be offered to consumers, principally through automobile dealers, financial institutions and other business entities. The Company is subject to competition from other insurers throughout the states in which it writes business. The Company is also subject to regulation by the Insurance Departments of states in which it is licensed, and undergoes periodic examinations by those departments.

The following is a description of the most significant risks facing life and health and property/casualty insurers and how the Company mitigates those risks:


   LEGAL/REGULATORY RISK is the risk that changes in the legal or regulatory environment in which an insurer operates will create additional expenses not anticipated by the insurer in pricing its products. That is, regulatory initiatives designed to reduce insurer profits, new legal theories or insurance company insolvencies through guaranty fund assessments may create costs for the insurer beyond those currently recorded in the unaudited consolidated financial statements. The Company mitigates this risk by operating throughout the United States, thus reducing its exposure to any single jurisdiction, and also by employing underwriting and loss adjusting practices which identify and minimize the adverse impact of this risk.


               ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


NOTE A--SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

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

ACCOUNTING ESTIMATES: In preparing the unaudited consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the unaudited consolidated financial statements and revenues and expenses for the reporting period. Actual results could differ significantly from those estimates.

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

Realized gains and losses on the disposal of investments are determined by specific identification and are included in the unaudited consolidated statements of operations.

When  an other than  temporary decline  in value  is recognized,  the specific investment is carried at estimated realizable value and its original book value is reduced to reflect such impairment of the investment. Such reductions in book value are reflected in realized investment losses for the period in which they were written down. For mortgage backed securities, the Company's accounting follows the provisions of Financial Accounting Standards Board Emerging Issues Tasks Force ("EITF") Consensus No. 93-18. This EITF requires that when the present value of estimated future cash flows discounted at a risk-free rate of return is less than the cost basis of the investment, an impairment loss is to be recognized by writing the investment down to its fair value.


               ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


NOTE A--SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

FEDERAL INCOME TAXES: Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under this method, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce the deferred tax assets to the amounts expected to be realized.

EARNINGS PER COMMON SHARE: Net income and net loss per common share are computed using the weighted average number of common shares outstanding during the period. The inclusion of common stock equivalents (options) would not be dilutive.

RECLASSIFICATIONS:    Certain  amounts  in  the  1995  unaudited  consolidated
financial  statements  have  been  reclassified  to  conform  with   the  1996
presentation.

NOTE B--FOREIGN CURRENCY TRANSLATION

The financial statements of Acceleration Insurance Company Limited ("AICL"), a United Kingdom subsidiary, have been translated into U.S. dollars using the British pound as the functional currency. The balance sheets of AICL have been translated into U.S. dollars using exchange rates as of the date of the unaudited consolidated financial statements. The operating results of AICL have been translated into U.S. dollars using the average exchange rates in effect during the respective periods.

Included in foreign currency translation adjustments are unrealized exchange gains of $85,000 in 1995.

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

               ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES


       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


NOTE D--NOTES PAYABLE

In July 1991, ACCEL issued $5,848,000 of subordinated notes (the "Subordinated Notes") in connection with the purchase of all outstanding common shares of RGL. The Subordinated Notes have a nine-year term with no principal payable until maturity, and bear interest at 10.125% per annum. Effective June 30, 1992, ACCEL amended the notes to permit the issuance of additional notes for the purpose of making interest payments, provided, however, that ACCEL may at its option pay cash in lieu of issuing additional notes in any denomination of less than $1,000. As a result, ACCEL issued additional notes totaling $151,000 and $569,000 for the three months ended March 31, 1996 and the full year 1995, respectively.

Of the Subordinated Notes described above, $5,371,000 were initially issued to Ranger Insurance Company ("Ranger"), a company related through common ownership by a stockholder and director of the Company. In 1993, Ranger sold all of the Subordinated Notes held by it to Chase Insurance Holdings Corporation ("CIHC"), another company related through common ownership by a stockholder and director of the Company. Additional Subordinated Notes in the amount of $134,000 and $506,000 were issued as interest payments to related parties for the three months ended March 31, 1996 and the full year 1995, respectively.

At December 31, 1994, the Company had an outstanding loan balance of $13,000,000 under the terms of a credit agreement (the "Credit Agreement") with a bank. On February 7, 1995 the Company renegotiated the terms of the Credit Agreement. Under the amended Credit Agreement, the quarterly principal payments scheduled to begin in 1995 were waived. Specific principal payments totaling up to $1.5 million were due on June 30, 1995 and December 31, 1995, respectively, from the liquidation of AICL and the projected sale of the building used as the corporate home office. The loan was to be payable in full on June 30, 1997. The Credit Agreement also required that during the period the loan was outstanding, the Company maintain consolidated tangible net worth, as defined in the agreement. At December 31, 1994, required tangible net worth was $13,000,000. At December 31, 1994, the Company's consolidated tangible net worth, as defined, was $14,438,000.

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

NOTE E--REINSURANCE

During 1995, the Company had an agreement in place which covered a substantial portion of its credit insurance business. The agreement contained an experience adjustment computation that resulted in the ultimate cost of this agreement being a stated percentage related to the business covered by the agreement. The Company ultimately retained a substantial part of the insurance risk, the underwriting income or loss and the investment income on net funds.

               ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


NOTE E--REINSURANCE--(CONTINUED)

The Company determined that deposit accounting is the appropriate method of accounting for this agreement since it is not reasonably possible for the reinsurer to realize a significant loss from the transaction. The unaudited consolidated financial statements have been prepared on this basis.

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

This agreement is structured in such a way that as future profits emerge on this block of business, a substantial portion of the Company's share of the profits will be used over the next four to five years to pay fees and interest to the reinsurer and redeem the new Senior Notes of $16,500,000. In connection with this agreement, approximately $40,000,000 of assets were transferred to the reinsurer on December 29, 1995, as agreed to by all parties. The unearned premium reserves and liability for insurance claims subject to cession under this treaty were $43,107,000 and $9,868,000, respectively, as of March 31, 1996.

Prior to December 31, 1995, a security fund had been maintained, primarily comprised of fixed maturities, for the benefit of the reinsurer. Pursuant to the termination of the agreement effective January 1, 1996, as discussed above, certain investments were liquidated from the security fund on December 29, 1995. Proceeds from this liquidation, along with other funds, were transferred on December 29, 1995 to the reinsurer who is party to the agreement dated January 1, 1996. These amounts are included in "Reinsurance Premium Deposits" on the accompanying unaudited consolidated balance sheets as of December 31, 1995.

Effective  January 1, 1996, the  Company entered into  a reinsurance agreement
with  the  same   unaffiliated  reinsurer  referenced  above  to   reinsure  a
substantial portion of the credit life and accident and health insurance produced in 1996. This agreement contains an experience adjustment computation that results in the ultimate cost of this agreement being a stated percentage related to the business covered by the agreement.

The following data summarizes certain aspects of the Company's reinsurance activity for the periods presented.


               ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

NOTE E--REINSURANCE--(CONTINUED)

Premiums written and earned in 1996 and 1995 are summarized as follows:

                               WRITTEN                  EARNED
                                 Three months ended March 31,
                            1996        1995        1996        1995
                            ----        ----        ----        ----
                                     (Thousands of dollars)
Direct                   $ 15,862    $ 11,816    $ 13,620    $ 12,690
Assumed                       835       1,431       1,088       1,558
Ceded                       9,070       3,530      11,195       4,461
                         --------    --------    --------    --------


Net premiums             $  7,627    $  9,717    $  3,513    $  9,787
                         ========    ========    ========    ========

Policy benefits incurred for the periods presented are as follows:

                                 Three months ended March 31,
                                       1996         1995
                                     --------     --------
                                     (Thousands of dollars)
Direct                               $  5,052     $  5,688
Assumed                                   831          874
Ceded                                   3,547        2,424
                                     --------     --------

Net policy benefits                  $  2,336     $  4,138
                                     ========     ========

NOTE F--PROPERTIES

Since July 1981 the Company's executive offices have been located at 475 Metro Place North, Dublin, Ohio. The four-story office building has been owned by Acceleration Life Insurance Company ("ALIC"), a wholly owned subsidiary of ACCEL, and consists of approximately 80,000 square feet of office space.

On March 21, 1996, the building was sold by ALIC to an unrelated party for a price of $3.5 million. The Company realized a pre-tax gain of $170,000 on this sale. The Company will remain in the building and occupy approximately 16,000 square feet of home office space under a five-year lease at an annual rental of approximately $256,000.

NOTE G--COMMITMENTS AND CONTINGENCIES

Due to the nature of its operations, the Company is at all times subject to pending and threatened legal actions which arise in the normal course of its activities. In management's opinion, based on the advice of outside counsel, the unaudited consolidated financial statements will not be materially affected by the ultimate outcome of any legal proceedings or contingent liabilities.

Acceleration National Insurance Company ("ANIC"), a wholly owned subsidiary of ACCEL, in the normal course of business, issued certain policy endorsements on Galaxy Insurance Company policies in 1992, some of which had pending claims open at the time of liquidation. Management believes that these endorsements will not have a material impact on the Company's financial condition. As of March 31, 1996, ANIC had not incurred any costs related to these endorsements.



               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                 Operating Results for the Three Months Ended
                       March 31, 1996 and March 31, 1995

OPERATING RESULTS

The income before federal income taxes for 1996 was $38,000 compared to income of $263,000 in 1995. The reduction in income in 1996 can be attributed to increased policy benefits on the Company's credit business and continuing expenses related to the realtors' errors and omissions litigation.

The Company's new Property and Casualty programs, while producing $4,600,000 of annualized premium in the first quarter, have not yet matured to the point of having a material bottom line impact.

The  Company's concerted efforts to reduce general and administrative expenses were manifested in the quarterly expense numbers. Operating expenses (excluding taxes, licenses and fees) decreased by 9.2% when compared to the first quarter of 1995. These expense savings are primarily the result of staff reductions, the benefit of which is now being realized by the Company.

REVENUE

Premium writings for 1996 were $16.7 million compared to $13.2 million for 1995. The increase in 1996 was the result of marketing new Property and Casualty programs and an increase in extended service contract premiums. These increases were partially offset by a $1.4 million decrease in premium written on credit insurance.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flows from operations have generally been adequate for its current operating needs. Cash flows from operating activities in 1995 were adversely impacted by the reinsurance transaction dated December 29, 1995 described in Note E in the notes to unaudited consolidated financial statements. The Company's credit insurance policy terms and related liabilities are generally limited to a four-year period during which the consumer makes payments on the loan. The Company's liability on extended service contracts typically extends for either one-year or five-year periods. The Company, therefore, maintains liquidity in its investment portfolio to correspond with the liability outstanding on its lines of business.

The mortgage and asset-backed securities held by the Company are subject to risks associated with variable prepayments. As such, those securities may have a different actual maturity and yield than planned at the time of purchase. The degree to which a security is susceptible to either gains or losses is influenced by the difference between its amortized cost and par value, relative sensitivity of the underlying mortgages to prepayment risk in a changing interest rate environment and relative priority of the securities in the overall securitization.

The Company limits the extent of its risks on fixed maturity securities by generally avoiding securities whose cost significantly exceeds par, by purchasing securities which are backed by stable collateral, and by concentrating on securities that are either planned amortization or sequential pay classes. The collateralized mortgage obligations and asset backed securities owned have primarily short to intermediate average lives. At March 31, 1996, the Company did not have a significant amount of higher risk mortgage or asset backed securities. There are negligible default risks on the mortgage and asset backed security portfolio as a whole as the vast majority of the assets are either guaranteed by U.S. government-sponsored entities or are supported in the securitization structure by junior securities enabling the assets to achieve high investment grade status.

Ohio domiciled insurance companies are subject to Ohio law which regulates the ability of insurance companies to pay dividends. The regulation limits the annual dividend or distribution of an insurer to the greater of (1) net income of the previous year or (2) 10% of unassigned surplus as of the end of the previous year. In addition, all dividends must come from earned surplus to qualify as a non-extraordinary dividend. Amounts greater than this would be considered extraordinary dividends and could not be paid without permission of the Department of Insurance of the State of Ohio ("Ohio Department"). Based on this regulation, Acceleration Life Insurance Company ("ALIC") could pay a dividend of $8,000 and Acceleration National Insurance Company ("ANIC") would require Ohio Department approval to pay any dividend to the registrant during 1996.

The Company's cash flow projections for 1996 assume that certain events will take place in order to have sufficient cash to meet its debt service and other requirements. One of these events included the liquidation of Acceleration Insurance Company Limited ("AICL"), which was in fact concluded in the first quarter of 1996. The Company will monitor its current and future debt service requirements to coincide with cash flow availability as well as explore various capital raising alternatives. The Company intends to use any proceeds from a judgement entered in its favor in a legal proceeding (see CERTAIN EVENTS) to repay $3,700,000 in advances received in 1992 and 1993 from the registrant's subsidiaries. These advances are eliminated in consolidation.

In July 1991, ACCEL International Corporation ("ACCEL") issued $5,848,000 of subordinated notes (the "Subordinated Notes") in connection with the purchase of all outstanding common shares of Randjill Group Ltd. ("RGL"). The
Subordinated Notes have a nine-year term with no principal payable until maturity, and bear interest at 10.125% per annum. Effective June 30, 1992, ACCEL amended the notes to permit the issuance of additional notes for the purpose of making interest payments, provided, however, that ACCEL could, at its option, pay cash in lieu of issuing additional notes in any denomination of less than $1,000. As a result, ACCEL issued additional notes totaling $151,000 and $569,000 for the three months ended 1996 and the full year 1995 interest payments, respectively.

Of the Subordinated Notes described above, $5,371,000 were initially issued to Ranger Insurance Company ("Ranger"), a company related through common ownership by a stockholder and director of the Company. In 1993, Ranger sold all of the subordinated notes held by it to Chase Insurance Holdings Corporation ("CIHC"), a company related through common ownership by a stockholder and director of the Company. Additional Subordinated Notes in the amount of $134,000 and $506,000 were issued to related parties for the three months ended 1996 and the full year 1995 interest payments, respectively.

The total outstanding Subordinated Notes were $6,182,000 and $6,031,000 ($5,481,000 and $5,347,000 held by related parties at March 31, 1996 and December 31, 1995, respectively) and the fair value of these notes approximated $6,447,000 and $5,783,000 at March 31, 1996 and December 31, 1995, respectively.

At December 31, 1994, the Company had an outstanding loan balance of $13,000,000 under the terms of a credit agreement (the "Credit Agreement") with a bank. On February 7, 1995 the Company renegotiated the terms of its Credit Agreement. Under the amended Credit Agreement, the quarterly principal payments scheduled to begin in 1995 were waived. Specific principal payments totaling up to $1.5 million were due on June 30, 1995 and December 31, 1995, respectively, from the liquidation of AICL and the projected sale of the building used as the corporate home office. The loan was to be payable in full on June 30, 1997. The Credit Agreement also required that during the period the loan was outstanding, the Company had to maintain consolidated tangible net worth, as defined in the agreement. At December 31, 1994, required tangible net worth was $13,000,000. At December 31, 1994, the Company's consolidated tangible net worth, as defined, was $14,438,000.

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

At December 31, 1995, the loan had an unpaid balance of $525,239. The market value of the underlying shares was $161,000. The Company revalued this loan to market value as of December 31, 1995. This will allow the release of shares to participants' accounts at an average price which more closely approximates recent market values on the Company's stock. The decrease in the loan has been reflected through a decrease in additional paid-in capital in the accompanying unaudited consolidated balance sheets. The unpaid balance of the loan ($124,000 at March 31, 1996 and $161,000 at December 31, 1995) has
been reflected as a reduction in common stockholders' equity in the accompanying unaudited consolidated financial statements.

The Company currently has two business lines that are in run-off status: the realtors' errors and omissions line and the farmowner's multi-peril and ancillary inland marine products.

The estimates for policy reserves are continually under review and adjusted as necessary as experience develops or new information becomes known, such adjustments are included in current operations. These liabilities are necessarily subject to the impact of future changes in claim severity, frequency and other factors. Although considerable variability is inherent in such estimates, based on recent evaluations conducted by experienced consultants and internal reviews, management believes that the current level of policy reserves will be adequate to cover anticipated claim liabilities. However, because the realtors' errors and omission risk was written from the first quarter 1986 through the first quarter of 1991; and considering the length of time involved in the settlement of some claims, there remains a lack of credible experience needed to determine whether actual incurred policy benefits will conform to the assumptions inherent in the determination of these liabilities. Accordingly, the ultimate amounts required for settlement of policy benefits may vary significantly from the amounts included in the accompanying unaudited consolidated financial statements.

The Company has reviewed Financial Accounting Standards Board ("FASB") Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" which becomes effective in 1996. The Company has also reviewed FASB Statement No. 123, "Accounting for Stock-Based Compensation" which becomes effective in 1996. The Company does not expect the impact of either of these FASB Statements to be material to the financial condition of the Company.

Although the cumulative effects of inflation on premium growth cannot be fully determined, increases in the retail price of automobiles have generally resulted in increased amounts being financed which constitute the basis of premiums charged for credit insurance. Anticipated increases in automobile repairs also provide the primary basis for increases in extended service contract premium rates.

CERTAIN EVENTS

WRITE OFF OF INVESTMENT IN RGL AND GALAXY: During December 1986, ACCEL invested $1,370,000 (a 20% interest) in RGL. RGL was formed to acquire all the outstanding shares of Galaxy Reinsurance Company, the name was ultimately changed to Galaxy Insurance Company ("Galaxy"). Galaxy was writing commercial property insurance, property and casualty, and assumed treaty reinsurance.

During the second  quarter of  1991, the Company  purchased 11,000  additional common shares of RGL at a cost of $992,000. The additional investment increased the Company's ownership to 31% at June 30, 1991. In July 1991, the Company purchased the remaining 69% of RGL for cash and subordinated notes of $2.1 million and $5.8 million, respectively. The purchase price included goodwill of $1.2 million.

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

ANIC, in the normal course of business, issued certain policy endorsements on Galaxy policies in 1992, some of which had pending claims open at the time of liquidation. Management believes that these endorsements will not have a material impact on the Company's financial condition. As of March 31, 1996, ANIC had not incurred any costs related to these endorsements.

DISCONTINUED REALTORS' ERRORS AND OMISSIONS PROGRAM: As a result of the losses sustained in the realtors' errors and omissions ("REO"), and in particular, conduct discovered by the Company after it assumed responsibility for claims processing and handling, the Company filed suit in November 1991 against the non-affiliated marketing organization and broker involved in the program.

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

                          PART II.  OTHER INFORMATION

ITEM 6.    Exhibits and Reports on Form 8-K


     (b) No reports on Form 8-K have been filed by the Registrant during the quarter ended March 31, 1996.


                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              ACCEL INTERNATIONAL CORPORATION

Dated:           May 15, 1996                 By:  /S/ Kurt L. Mueller
        ------------------------------            ----------------------------
                                                 Kurt L. Mueller
                                                 Vice President and Controller
_____
* Mr. Mueller is Vice President and Controller and has been duly authorized to execute the report on behalf of the Registrant.