Form 10-Q
period 1996-06-30
ACCEL INTERNATIONAL CORP
filed 1996-08-14
CIK 1985

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                      FOR THE QUARTER ENDED JUNE 30, 1996


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


As of July 31, 1996, there were 4,556,432 shares of Common Stock, $.10 par value per Share outstanding.


                                                    COMMISSION FILE NO. 0-8162




               ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES


                                 JUNE 30, 1996

                                     INDEX



PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements                                         Page

            Unaudited Consolidated Balance Sheets (June 30, 1996
              and December 31, 1995)                                    1 -  2

            Unaudited Consolidated Statements of Operations (Six months
              ended June 30, 1996 and 1995)                                  3

            Unaudited Consolidated Statements of Common Stockholders'
              Equity (Six months ended June 30, 1996 and year ended
              December 31, 1995)                                             4

            Unaudited Consolidated Statements of Cash Flows (Six months
              ended June 30, 1996 and 1995)                                  5

            Notes to Unaudited Consolidated Financial Statements        6 - 12

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                      13 - 19


PART II     OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                20

               ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                    UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                        June 30,  December 31,
                                                           1996      1995
                                                        --------- ---------
                                                        (Thousands of dollars)
ASSETS

Investments:
  Investments available for sale, at fair value
    Fixed maturities (cost: 1996--$56,892,000;
      1995--$53,427,000)                                 $  55,290   $  53,204
    Equity securities (cost: 1996--$5,973,000;
      1995--$5,433,000)                                      5,961       5,451
  Short-term investments (cost: 1996--$5,429,000;
    1995--$4,278,000)                                        5,438       4,278
  Other invested assets (cost: 1996--$372,000;
    1995--$364,000)                                            372         364
                                                         ---------   ---------
                                                            67,061      63,297

Cash                                                         1,144       5,039

Receivables:
  Premiums in process of transmittal, less
    allowance (1996--$287,000; 1995--$279,000)               6,792       1,779
  Amounts due from reinsurers                               28,072       9,119
  Recoverable federal income taxes                             106          70
                                                         ---------   ---------
                                                            34,970      10,968



Accrued investment income                                      571         557

Prepaid reinsurance premiums                                41,311      14,895

Reinsurance premium deposits                                 3,291      51,634

Deferred policy acquisition costs                           32,938      31,839

Equipment--at cost, less accumulated
  depreciation (1996--$221,000;
  1995--$564,000)                                              239         187

Leasehold improvements                                         175           -

Property occupied by the Company--at cost, less
  accumulated depreciation
  (1995--$2,382,000)                                             -       3,167


Other assets:
  Cost in excess of fair value of net
    assets of subsidiaries at dates of
    acquisition ($4,448,000) less
    accumulated amortization                                   769         822
  Funds held under reinsurance agreements                   13,190         829
  Other                                                        685         273
                                                         ---------   ---------
                                                            14,644       1,924
                                                         ---------   ---------
                                                         $ 196,344   $ 183,507
                                                         =========   =========

                                                                   (Continued)


               ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

              UNAUDITED CONSOLIDATED BALANCE SHEETS--(CONTINUED)

                                                         June 30, December 31,
                                                            1996        1995
                                                         ---------   ---------
                                                        (Thousands of dollars)
LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

Policy Reserves and Liabilities:
  Unearned premium reserves                             $  88,077    $ 82,080
  Insurance claims                                         23,414      22,761
  Other                                                        10          11
                                                        ---------    --------
                                                          111,501     104,852

Other Liabilities:
  Funds held under reinsurance agreements                  12,304       3,072
  Accounts payable and other liabilities                    1,815       2,353
  Commissions payable                                       5,328       5,010
  Amounts due reinsurers                                    1,856       4,442
  Federal income taxes:
    Current                                                    50           -
    Deferred                                                4,471       5,024
  Deferred reinsurance commissions                         16,623      15,663
  Notes payable--Note D                                    22,837      22,531
                                                        ---------    --------
                                                           65,284      58,095

Commitments and Contingencies


Redeemable Preferred Stock:
  Authorized shares--1,000,000;
    no issued or outstanding shares                             -           -

Common stockholders' equity:
  Common Stock, $.10 par value
    Authorized shares--15,000,000
    Issued shares (1996--5,353,852;
      1995--5,243,852)                                        535         524
  Additional paid-in capital                               23,925      23,702
  Retained earnings                                         3,391       3,299
  Less 797,420 treasury shares at cost                     (6,599)     (6,599)
  ESOP loan                                                   (88)       (161)
  Net unrealized depreciation on
    investment securities                                  (1,605)       (205)
                                                        ---------   ---------
         Total Common Stockholders' Equity                 19,559      20,560
                                                        ---------   ---------
                                                        $ 196,344   $ 183,507
                                                        =========   =========

See notes to unaudited consolidated financial statements.


               ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

               UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                     Three Months Ended     Six Months Ended
                                          June 30,              June 30,
                                      1996        1995       1996        1995
                                    --------------------   -------------------
                                 (Thousands of dollars, except per share data)

REVENUE:
  Gross premiums written--Note E   $  17,169  $  15,125   $  33,865 $  28,372
  Less reinsurance ceded--Note E         185      3,511       9,254     7,041
                                   ---------  ---------   --------- ---------
    Net premiums written              16,984     11,614      24,611    21,331
  Decrease in unearned
    premium reserves                 (10,204)    (1,781)    (14,318)   (1,711)
                                   ---------  ---------   --------- ---------
    Premiums earned--Note E            6,780      9,833      10,293    19,620
  Net investment income:
    Interest and dividends             1,057      1,545       2,059     3,112
    Realized gains (losses)              (13)       187         275       255
  Service fees on extended
    service contracts                    638        567       1,223     1,051
  Other income                            36         77         272       122
                                   ---------  ---------   --------- ---------
                                       8,498     12,209      14,122    24,160

BENEFITS AND EXPENSES:
  Policy benefits--Note E              3,824      3,973       6,160     8,111
  Commissions and selling expenses     5,956      5,989      11,164    10,816
  Reinsurance expense recovery        (3,002)        45      (7,473)     (256)
  General and administrative           1,656      1,663       3,359     3,541
  Taxes, licenses and fees               357        478         871       961
  Interest                               548        432       1,088       874
  Increase in deferred
    policy acquisition costs            (855)      (842)     (1,099)     (621)
                                   ---------  ---------   --------- ---------
                                       8,484     11,738      14,070    23,426
                                   ---------  ---------   --------- ---------

    INCOME BEFORE


      FEDERAL INCOME TAX                  14        471          52       734

  Federal income tax:
    Current                              393        193         513       257
    Deferred (benefit)                  (425)      (121)       (553)     (190)
                                   ---------  ---------   --------- ---------
                                         (32)        72         (40)       67
                                   ---------  ---------   --------- ---------

    NET INCOME                     $      46  $     399   $      92 $     667
                                   =========  =========   ========= =========

  Per Common Share:
    Net Income                     $     .01  $     .09   $     .02 $     .15
                                   =========  =========   ===================

  Weighted average number of common
    shares outstanding             4,506,432  4,446,432   4,483,575 4,446,432
                                   =========  =========   ========= =========

See notes to unaudited consolidated financial statements.

                             ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                 UNAUDITED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY


                                                                                                 Net
                                                                                              unrealized
                                                                                              appreciation
                                                                       Common                 (depreci-    Foreign
                                                Additional              stock                 ation) on   currency
                                     Common     paid-in     Retained   held in       ESOP     investment translation
                                     stock      capital     earnings   treasury      loan     securities adjustments   Total
                                     -----      -------     --------   --------     -----    ----------  -----------  -------
                                                                       (Thousands of dollars)
    Balances at December 31, 1994    $    524   $  24,066   $  4,759   $ (6,599)  $    (627)  $ (6,672)  $    (85)  $   15,366
       Payments on and write down
          of ESOP loan                      -        (364)         -          -         466          -          -          102
       Change in net unrealized
          depreciation on
          investment securities             -           -          -          -           -      6,467          -        6,467
       Change in foreign currency
          translation adjustment            -           -          -          -           -          -         85           85
       Net loss                             -           -     (1,460)         -           -          -          -       (1,460)
                                       -------    -------    -------    -------     -------    -------    -------      -------
    Balances at December 31, 1995         524      23,702      3,299     (6,599)       (161)      (205)         -       20,560
       Payments on ESOP loan                -           -          -          -          73          -          -           73
       Issuance of 110,000 shares of
          Common Stock under Common
          Stock Option Plan                11         223          -          -           -          -          -          234
       Change in net unrealized
          depreciation on
          investment securities             -           -          -          -           -     (1,400)         -       (1,400)
       Net income                           -           -         92          -           -          -          -           92
                                       -------    -------    -------    -------     -------    -------    -------      -------
    Balances at June 30, 1996         $   535     $23,925    $ 3,391    $(6,599)    $   (88)   $(1,605)   $     -      $19,559
                                       =======    =======    =======    =======     =======    =======    =======      =======

See notes to unaudited consolidated financial statements.

               ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES


               UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Six Months Ended
                                                                June 30,
                                                           1996        1995
                                                        ----------  ----------
                                                        (Thousands of dollars)
OPERATING ACTIVITIES:
  Net Income                                              $     92   $    667
  Adjustments to reconcile net income to
    net cash used in operating activities:
      Change in premiums receivable                         (5,021)       766
      Change in accrued investment income                      (14)        66
      Change in prepaid reinsurance premiums               (26,416)     1,430
      Change in reinsurance premium deposits                48,343        262
      Change in funds held under reinsurance
         agreements                                         (3,129)      (332)
      Change in unearned premium reserves                    5,997        (33)
      Change in insurance claim reserves                       653     (1,353)
      Change in amounts due reinsurers
         and amounts due from reinsurers                   (21,539)    (2,350)
      Change in other assets, other liabilities,
         and accrued income taxes                           (1,188)      (424)
      Interest paid in kind                                    306        278
      Accrual of discount on bonds                            (117)       (58)
      Amortization of premium on bonds                          51         38
      Amortization of deferred policy acquisition
         costs                                               9,897     10,095
      Policy acquisition costs deferred                    (10,996)   (10,716)
      Reinsurance commissions earned                        (9,416)    (6,782)
      Reinsurance commissions received                      10,376      5,964
      Provision for depreciation and amortization              151        258
      Net realized gains on investments                       (275)      (255)
                                                        ---------- ----------
NET CASH USED IN OPERATING ACTIVITIES                       (2,245)    (2,479)
INVESTING ACTIVITIES:
    Sale of investments available for sale                   6,576     19,403
    Purchase of investments available for sale             (11,545)   (17,520)
    Sale of property occupied by the Company                 3,298          -
    Other, net                                                (286)       (49)
                                                        ---------- ----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES         (1,957)     1,834
FINANCING ACTIVITIES:
  Payment on ESOP loan                                          73         50
  Repayment of notes payable                                     -       (200)
  Issuance of Common Stock under Stock Option Plan             234          -
                                                        ---------- ----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            307       (150)
                                                        ---------- ----------
    NET DECREASE IN CASH                                    (3,895)      (795)
Cash at beginning of period                                  5,039      1,044
                                                        ---------- ----------
CASH AT END OF PERIOD                                   $    1,144 $      249
                                                        ========== ==========

See notes to unaudited consolidated financial statements.


               ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1996

NOTE A--SIGNIFICANT ACCOUNTING POLICIES


Basis of Presentation: The accompanying unaudited consolidated financial statements of ACCEL International Corporation ("ACCEL") and subsidiaries (collectively referred to herein as the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X which, as to the insurance company subsidiaries, differ in some respects from statutory accounting practices prescribed or permitted by state insurance departments. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for all periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

PRINCIPLES OF CONSOLIDATION: The accompanying unaudited consolidated financial statements include the accounts of ACCEL and its wholly-owned subsidiaries, except for Randjill Group Ltd. ("RGL"). All significant intercompany accounts and transactions have been eliminated in the unaudited consolidated financial statements.

DESCRIPTION OF BUSINESS: ACCEL is an insurance holding company incorporated in Delaware in June 1978 as the successor to an Ohio corporation, formerly Acceleration Corporation, organized in 1969. The Company has been engaged in the sale and underwriting of credit life and credit accident and health insurance, extended service contracts, vendor's single interest and other specialty casualty products. Beginning in the first quarter of 1996, the Company began to offer coverages for long haul trucking and commercial buses. In the second quarter the Company began to offer commercial multi-peril policies to auto dealers. The credit insurance and extended service contract products continue to be offered to consumers, principally through automobile dealers, financial institutions and other business entities. The Company is subject to competition from other insurers throughout the states in which it writes business. The Company is also subject to regulation by the Insurance Departments of states in which it is licensed, and undergoes periodic examinations by those departments.

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

Short-term investments which include U.S. Treasury securities, commercial paper and certificates of deposit are carried at fair value.

Other invested assets are carried at fair value.

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


               ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


NOTE D--NOTES PAYABLE

In July 1991, ACCEL issued $5,848,000 of subordinated notes (the "Subordinated Notes") in connection with the purchase of all outstanding common shares of RGL. The Subordinated Notes have a nine-year term with no principal payable until maturity, and bear interest at 10.125% per annum. Effective June 30, 1992, ACCEL amended the notes to permit the issuance of additional notes for the purpose of making interest payments, provided, however, that ACCEL may at its option pay cash in lieu of issuing additional notes in any denomination of less than $1,000. As a result, ACCEL issued additional notes totaling $306,000 and $569,000 for the first half of 1996 and the full year 1995, respectively.

Of the Subordinated Notes described above, $5,371,000 were initially issued to Ranger Insurance Company ("Ranger"), a company related through common ownership by a stockholder and director of the Company. In 1993, Ranger sold all of the Subordinated Notes held by it to Chase Insurance Holdings Corporation ("CIHC"), another company related through common ownership by a stockholder and director of the Company. Additional Subordinated Notes in the amount of $272,000 and $506,000 were issued as interest payments to related parties for the first half of 1996 and the full year 1995, respectively.

On July 25, 1996, the Company commenced an offering of non-transferable rights to stockholders of record as of June 18, 1996 (see Rights Offering under Certain Events). Under a provision of this offering, the Company has decided to permit CIHC and its affiliate to tender the principal amount of their Subordinated Notes for cancellation as consideration (in lieu of cash) for the purchase of shares of Common Stock pursuant to the Rights Offering.

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



               ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


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

This agreement is structured in such a way that as future profits emerge on this block of business, a substantial portion of the Company's share of the profits will be used over the next four to five years to pay fees and interest to the reinsurer and redeem the new Senior Notes of $16,500,000. In connection with this agreement, approximately $40,000,000 of assets were transferred to the reinsurer on December 29, 1995, as agreed to by all parties. The unearned premium reserves and liability for insurance claims subject to cession under this treaty were $50,526,000 and $9,980,000, respectively, as of June 30, 1996.

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



               ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


NOTE E--REINSURANCE--(CONTINUED)

Premiums written and earned in 1996 and 1995 are summarized as follows:

                          WRITTEN                             EARNED
                                     Period Ended June 30
                Six Months     Three Months       Six Months     Three Months
                   Ended           Ended             Ended           Ended
               1996    1995    1996    1995      1996    1995    1996    1995
               ----    ----    ----    ----      ----    ----    ----    ----
                                    (Thousands of dollars)

Direct       $31,284 $25,618 $15,422 $13,802   $25,147 $24,595 $11,527 $11,905
Assumed        2,581   2,754   1,747   1,323     2,732   2,913   1,644   1,355
Ceded          9,254   7,041     185   3,511    17,586   7,888   6,391   3,427
             ------- ------- ------- -------   ------- ------- ------- -------

Net premiums $24,611 $21,331 $16,984 $11,614   $10,293 $19,620 $ 6,780 $ 9,833
             ======= ======= ======= =======   ======= ======= ======= =======


Policy benefits incurred for the periods presented are as follows:

                           Six Months Ended         Three Months Ended
                           1996         1995          1996        1995
                          -------     -------       -------     -------
                                      (Thousands of dollars)

Direct                    $ 8,804     $12,109       $ 3,752     $ 6,421
Assumed                     1,869       1,654         1,038         780
Ceded                       4,513       5,652           966       3,228
                          -------     -------       --------     -------


Net policy benefits       $ 6,160     $ 8,111       $ 3,824     $ 3,973
                          =======     =======       =======     =======



NOTE F--PROPERTIES

Since July 1981 the Company's executive offices have been located at 475 Metro Place North, Dublin, Ohio. The four-story office building had been owned by Acceleration Life Insurance Company ("ALIC"), a wholly owned subsidiary of ACCEL, and consists of approximately 80,000 square feet of office space.

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


               ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


NOTE G--COMMITMENTS AND CONTINGENCIES--(CONTINUED)

On October 7, 1994, the Liquidation Bureau of the New York State Insurance Department (the "Liquidation Bureau") took control of Galaxy Insurance Company ("Galaxy"), which prior to the commencement of liquidation proceedings had been an indirect wholly-owned subsidiary of the Company, pursuant to an order of liquidation of the New York Supreme Court. Prior to the liquidation of Galaxy, Acceleration National Insurance Company ("ANIC"), the property and casualty insurance company subsidiary of the Company, had issued certain certificates of suretyship ("Certificates") with respect to certain Galaxy insurance policies each of which provided that ANIC would assume the responsibilities of Galaxy under the specified policy if Galaxy became insolvent or financially unable to meet its obligations on the underlying policy, but only if certain conditions were met. In particular, the Certificates provided that ANIC's assumption of liability was contingent upon the insured's executing and delivering all agreements, assignments or evidence of subrogation satisfactory to ANIC respecting payments made or liabilities assumed.

In May 1996, the Liquidation Bureau, acting on behalf of the New York Property/Casualty Insurance Security Funds (the "Guaranty Fund"), during a meeting with Company representatives informally advised the Company that on behalf of the Guaranty Fund it intended to seek indemnification or reimbursement from ANIC for claims paid by the Guaranty Fund to Galaxy insureds on policies which may have been covered by the Certificates. The Liquidation Bureau has not yet completed its response to the Company's request for accounting data and other information with respect to the Liquidation Bureau's analysis of the Guaranty Fund's right to indemnification and, accordingly, the Company cannot quantify the magnitude of the potential claim for indemnification or reimbursement. The Company has taken the position that the Guaranty Fund has no right to seek indemnification unless Galaxy insureds who hold properly issued Certificates have executed assignments and evidence of subrogation. Even if any Galaxy insured properly made such a claim directly against ANIC, the Company has been advised by counsel that if ANIC paid any such claim, it would have the right, under assignment and subrogation agreements with its insureds, to assert all rights that the insureds could have asserted to recover the loss amounts from any other source, including the Guaranty Fund.

The Company intends to fully investigate each claim which the Liquidation Bureau, acting on behalf of the Guaranty Fund, formally asserts is entitled to the benefits of a Certificate to determine whether such Certificate was properly endorsed by ANIC and issued with proper authority and if so, whether proper agreements, assignments and evidence of subrogation have been executed. The Company intends to vigorously defend any claims for indemnification or reimbursement made by the Liquidation Bureau, on behalf of the Guaranty Fund, with respect to the Certificates. Although the Company is not in a position to estimate the magnitude of the potential claims for indemnification or reimbursement, it does not believe that the ultimate resolution of such claims will have a material adverse affect on the financial condition or results of operations of the Company.



               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                  Operating Results for the Six Months Ended
                        June 30, 1996 and June 30, 1995


OPERATING RESULTS

The income before federal income taxes for the six months ended June 30, 1996 was $52,000 compared to income of $734,000 for the same period in 1995. The income before federal income taxes for the three months ended June 30, 1996 was $14,000 compared to $471,000 for the same period in 1995. The reduction in income in both periods of 1996 can be primarily attributed to increased policy benefits on the Company's credit business.

The Company's new Property and Casualty programs produced $10,300,000 of annualized premium in the first six months of 1996; $4,600,000 in the first quarter, $5,700,000 in the second quarter. As this premium earns, its effect on the bottom line will become more pronounced.

The Company's concerted efforts to reduce general and administrative expenses were manifested in the expense numbers for the first half of 1996. Operating expenses for the six months ended June 30, 1996 (excluding taxes, licenses and fees) decreased by 5.0% when compared to the same period in 1995. These expense savings are primarily the result of staff reductions, the benefit of which is now being realized by the Company.

REVENUE

Premium writings for the six months ended June 30, 1996, were $33.9 million compared to $28.4 million for the same period in 1995. This increase was due to writings in the aforementioned new Property and Casualty programs of $10.3 million partially offset by a decrease in premium written of $2 million on credit insurance and decreases in the discontinued Agriculture lines.

Premium written for the three months ended June 30, 1996, was $17.2 million compared to $15.1 million for the same period in 1995. This increase was a result of premium written under the new Property & Casualty programs of $5.7 million partially offset by a decrease in premium written of $1.2 million on credit insurance and decreased premium in the discontinued Agriculture lines.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flows from operations have generally  been adequate for its current operating needs. Cash flows from operating activities in 1995 were adversely impacted by the reinsurance transaction dated December 29, 1995 described  in  Note  E  in  the  notes  to  unaudited  consolidated  financial statements. The Company's credit insurance policy terms and related liabilities are generally limited to a four-year period during which the consumer makes payments on the loan. The Company's liability on extended service contracts typically extends for either one-year or five-year periods. The Company, therefore, maintains liquidity in its investment portfolio to correspond with the liability outstanding on its lines of business. At June 30, 1996, the estimated duration of the Company's fixed income investment portfolio was 3.0 years while the estimated liability duration was approximately 3.5 years. Currently, an interest rate change of 1% would impact the market value of the fixed maturity portfolio and stockholders' equity by a decline of approximately $1.8 million if interest rates rose and an increase of approximately $1.8 million if interest rates declined.

The mortgage and asset-backed securities held by the Company are subject to risks associated with variable prepayments. As such, these securities may have a different actual maturity and yield than planned at the time of purchase. The degree to which a security is susceptible to either gains or losses is influenced by the difference between its amortized cost and par value, relative sensitivity of the underlying mortgages to prepayment risk in a changing interest rate environment and relative priority of the securities in the overall securitization.

The Company limits the extent of its risks on fixed maturity securities by generally avoiding securities whose cost significantly exceeds par, by purchasing securities which are backed by stable collateral, and by concentrating on securities that are either planned amortization or sequential pay classes. The collateralized mortgage obligations and asset backed securities owned have primarily short to intermediate average lives. At June 30, 1996, the Company did not have a significant amount of higher risk mortgage or asset backed securities. There are negligible default risks on the mortgage and asset backed security portfolio as a whole as the vast majority of the assets are either guaranteed by U.S. government-sponsored entities or are supported in the securitization structure by junior securities enabling the assets to achieve high investment grade status.

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

The Company's cash flow projections for 1996 assume that certain events will take place in order to have sufficient cash to meet its debt service and other requirements. One of these events included the liquidation of Acceleration Insurance Company Limited ("AICL"), which was in fact concluded in the first quarter of 1996. The Company will monitor its current and future debt service requirements to coincide with cash flow availability. The Company intends to use any proceeds from a judgement entered in its favor in a legal proceeding (see CERTAIN EVENTS) to repay $3,700,000 in advances received in 1992 and 1993 from the registrant's subsidiaries. These advances are eliminated in consolidation.

On July 25, 1996, the Company commenced an offering of non-transferable rights to stockholders of record as of June 18, 1996 (see rights offering under Certain Events). The Company intends to use the net cash proceeds from the rights offering for general corporate purposes, including investments in, and advances to, its insurance company subsidiaries and the redemption of any Subordinated Notes which are not tendered in the rights offering (see Note D-- Notes Payable).



In July 1991, ACCEL International Corporation ("ACCEL") issued $5,848,000 of subordinated notes (the "Subordinated Notes") in connection with the purchase of all outstanding common shares of Randjill Group Ltd. ("RGL"). The
Subordinated Notes have a nine-year term with no principal payable until maturity, and bear interest at 10.125% per annum. Effective June 30, 1992, ACCEL amended the notes to permit the issuance of additional notes for the purpose of making interest payments, provided, however, that ACCEL could, at its option, pay cash in lieu of issuing additional notes in any denomination of less than $1,000. As a result, ACCEL issued additional notes totaling $306,000 and $569,000 for the six months ended June 30, 1996 and the full year 1995 interest payments, respectively.

Of the Subordinated Notes described above, $5,371,000 were initially issued to Ranger Insurance Company ("Ranger"), a company related through common ownership by a stockholder and director of the Company. In 1993, Ranger sold all of the subordinated notes held by it to Chase Insurance Holdings Corporation ("CIHC"), a company related through common ownership by a stockholder and director of the Company. Additional Subordinated Notes in the amount of $272,000 and $506,000 were issued to related parties for the six months ended June 30, 1996 and the full year 1995 interest payments, respectively.

The total outstanding Subordinated Notes were $6,337,000 and $6,031,000 ($5,619,000 and $5,347,000 held by related parties at June 30, 1996 and December 31, 1995, respectively) and the fair value of these notes approximated $6,609,000 and $5,783,000 at June 30, 1996 and December 31, 1995,
respectively.

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



At December 31, 1995, the loan had an unpaid balance of $525,239. The market value of the underlying shares was $161,000. The Company revalued this loan to market value as of December 31, 1995. This will allow the release of shares to participants' accounts at an average price which more closely approximates recent market values on the Company's stock. The decrease in the loan has been reflected through a decrease in additional paid-in capital in the accompanying unaudited consolidated balance sheets. The unpaid balance of the loan ($88,000 at June 30, 1996 and $161,000 at December 31, 1995) has been reflected as a reduction in common stockholders' equity in the accompanying unaudited consolidated financial statements.

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

The Company has reviewed Financial Accounting Standards Board ("FASB") Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" which became effective in 1996, and has determined this FASB Statement will not impact the Company. The Company has also reviewed FASB Statement No. 123, "Accounting for Stock-Based Compensation" which became effective in 1996. The Company does not expect the impact of this FASB Statement to be material to the financial condition of the Company. The Company has also reviewed FASB Statement No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which becomes effective in 1997, and does not expect this FASB Statement to have any impact on the financial condition of the Company.

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


CERTAIN EVENTS

RIGHTS OFFERING: On July 25, 1996, the Company commenced a subscription rights offering to stockholders of record as of June 18, 1996. The non-transferable subscription rights entitle stockholders of record to receive one right for each share of stock held and each right entitles the holder thereof to purchase one and one-half shares of the common stock of the Company at a subscription price of $2.25 per share. The rights will expire at 5:00 p.m., Columbus, Ohio time, on August 26, 1996, unless extended, but in no event later than August 28, 1996. No commissions or compensation will be paid in connection with the rights offering. As part of the rights offering, the Company has decided to permit the outstanding Subordinated Notes to be tendered for cancellation as consideration (in lieu of cash) for the purchase of shares of common stock pursuant to the rights offering.

Stockholders of record who hold Subordinated Notes of the Company have indicated that they intend to fully exercise their basic subscription privilege to purchase shares of common stock and together, with the required cash payment, will tender $5,619,046 principal amount of the Subordinated Notes for cancellation as consideration. The Company intends to use the net cash proceeds from the rights offering for general corporate purposes, including investments in, and advances to, its insurance subsidiaries and the redemption of any Subordinated Notes which are not tendered.

Upon completion of the rights offering, any shares of common stock not purchased by rights holders may be offered by the Company for sale to employees, independent agents and customers (including automobile dealers) of the Company at $2.25 per share for a period commencing on the expiration date of the rights offering and ending not later than September 30, 1996. No soliciting fees or other compensation will be paid in connection with such offering.

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


CLAIMS ASSERTED BY LIQUIDATION BUREAU UNDER CERTIFICATES OF SURETYSHIP: On October 7, 1994, the Liquidation Bureau of the New York Department (the "Liquidation Bureau") took control of Galaxy, which prior to the commencement of liquidation proceedings had been an indirect wholly-owned subsidiary of the Company, pursuant to an order of liquidation of the New York Supreme Court. Prior to the liquidation of Galaxy, ANIC, the property and casualty insurance company subsidiary of the Company, had issued certain certificates of suretyship ("Certificates") with respect to certain Galaxy insurance policies each of which provided that ANIC would assume the responsibilities of Galaxy under the specified policy if Galaxy became insolvent or financially unable to meet its obligations on the underlying policy, but only if certain conditions were met. In particular, the Certificates provided that ANIC's assumption of liability was contingent upon the insured's executing and delivering all agreements, assignments or evidence of subrogation satisfactory to ANIC respecting payments made or liabilities assumed.

In May 1996, the Liquidation Bureau, acting on behalf of the New York Property/Casualty Insurance Security Funds (the "Guaranty Fund"), during a meeting with Company representatives informally advised the Company that on behalf of the Guaranty Fund it intended to seek indemnification or reimbursement from ANIC for claims paid by the Guaranty Fund to Galaxy insureds on policies which may have been covered by the Certificates. The Liquidation Bureau has not yet completed its response to the Company's request for accounting data and other information with respect to the Liquidation Bureau's analysis of the Guaranty Fund's right to indemnification and, accordingly, the Company cannot quantify the magnitude of the potential claim for indemnification or reimbursement. The Company has taken the position that the Guaranty Fund has no right to seek indemnification unless Galaxy insureds who hold properly issued Certificates have executed assignments and evidence of subrogation. Even if any Galaxy insured properly made such a claim directly against ANIC, the Company has been advised by counsel that if ANIC paid any such claim, it would have the right, under assignment and subrogation agreements with its insureds, to assert all rights that the insureds could have asserted to recover the loss amounts from any other source, including the Guaranty Fund.


The Company intends to fully investigate each claim which the Liquidation Bureau, acting on behalf of the Guaranty Fund, formally asserts is entitled to the benefits of a Certificate to determine whether such Certificate was properly endorsed by ANIC and issued with proper authority and if so, whether proper agreements, assignments and evidence of subrogation have been executed. The Company intends to vigorously defend any claims for indemnification or reimbursement made by the Liquidation Bureau, on behalf of the Guaranty Fund, with respect to the Certificates. Although the Company is not in a position to estimate the magnitude of the potential claims for indemnification or reimbursement, it does not believe that the ultimate resolution of such claims will have a material adverse affect on the financial condition or results of operations of the Company.

DISCONTINUED REALTORS' ERRORS AND OMISSIONS PROGRAM: As a result of the losses sustained in the realtors' errors and omissions ("REO") program, and in particular, conduct discovered by the Company after it assumed responsibility for claims processing and handling, the Company filed suit in November 1991 against the non-affiliated marketing organization and broker involved in the program.

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

ACCEL pursued the litigation vigorously and in late 1995 ANIC was awarded $5.3 million in damages with $5.1 million thereof being obtained against the marketing corporation. A settlement has been reached with the broker defendant. On May 16, 1996, the Company announced it had reached an agreement to settle its $5.1 million judgement against the marketing corporation for $4.4 million in cash. The parent company of the marketing corporation has entered into a definitive merger agreement in which the acquiring entity has agreed to pay the amount of the settlement at the time of the closing of the acquisition transaction. The acquisition is subject to certain regulatory and stockholder approvals and is anticipated to close in late September. When and if the amount of the settlement is paid, the Company intends to use such amount to increase the capital of ALIC and ANIC to enable them to develop existing and new programs. No part of the settlement will be recognized as income until received by the Company.



                          PART II.  OTHER INFORMATION


ITEM 6.    Exhibits and Reports on Form 8-K

     (b) No reports on Form 8-K have been filed by the Registrant during the quarter ended June 30, 1996.


                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              ACCEL INTERNATIONAL CORPORATION

Dated:        August 13, 1996                 By:  /S/ Kurt L. Mueller
       ------------------------------             ---------------------------
                                                   Kurt L. Mueller
                                                   Vice President, Treasurer &
                                                   Controller
_____
* Mr. Mueller is Vice President, Treasurer & Controller and has been duly authorized to execute the report on behalf of the Registrant.