Form 10-Q
period 1996-09-30
ACCEL INTERNATIONAL CORP
filed 1996-11-14
CIK 1985

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                   FOR THE QUARTER ENDED SEPTEMBER 30, 1996


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  ____________ TO  ____________

COMMISSION FILE NUMBER  0-8162

                        ACCEL INTERNATIONAL CORPORATION
            (Exact name of registrant as specified in its charter)

            DELAWARE                                        31-0788334
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)


  475 METRO PLACE NORTH, SUITE 100, DUBLIN, OHIO    43017
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


As of October 31, 1996, there were 8,603,742 shares of Common Stock, $.10 par value per Share outstanding.



                                                    COMMISSION FILE NO. 0-8162


               ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                              SEPTEMBER 30, 1996

                                     INDEX



PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements                                         Page
                                                                         ----

            Unaudited Consolidated Balance Sheets
              (September 30, 1996 and December 31, 1995)                1 -  2

            Unaudited Consolidated Statements of Operations (Nine months
              and three months ended September 30, 1996 and 1995)            3

            Unaudited Consolidated Statements of Common Stockholders'
              Equity (Nine months ended September 30, 1996 and year
              ended December 31, 1995)                                       4

            Unaudited Consolidated Statements of Cash Flows (Nine months
              ended September 30, 1996 and 1995)                             5

            Notes to Unaudited Consolidated Financial Statements        6 - 11

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                      12 - 16


PART II     OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                17

ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                     UNAUDITED CONSOLIDATED BALANCE SHEETS


                                                    September 30, December 31,
                                                          1996         1995
                                                       (Thousands of dollars)
ASSETS

Investments:
  Investments available for sale, at fair value:
    Fixed maturities (cost: 1996--$ 57,251,000;
      1995--$53,427,000)                               $  55,927    $  53,204
    Equity securities (cost: 1996--$6,275,000;
      1995--$5,433,000)                                    6,266        5,451
  Short-term investments, at cost                         11,960        4,278
  Other invested assets, at fair value
    (cost: 1996--$353,000;1995--$364,000)                    321          364
                                                       ---------    ---------
                                                          74,474       63,297

Cash                                                           -        5,039

Receivables:
  Premiums in process of transmittal, less
    allowance (1996--$282,000; 1995--$279,000)            10,443        1,779
  Amounts due from reinsurers                             31,481        9,119
  Federal income taxes recoverable                           481           70
                                                       ---------    ---------


                                                          42,405       10,968

Accrued investment income                                    579          557

Prepaid reinsurance premiums                              17,052       14,895

Reinsurance premium deposits                              25,182       51,634

Deferred policy acquisition costs                         32,632       31,839

Equipment--at cost, less accumulated
  depreciation (1996--$169,000;
  1995--$564,000)                                             46          187

Leasehold improvements                                       161            -

Property occupied by the Company--at cost, less
  accumulated depreciation - (1995--$2,382,000)                -        3,167

Other assets:
  Cost in excess of fair value of net
    assets of subsidiaries at dates of
    acquisition ($4,448,000) less
    accumulated amortization                                 742          822
  Funds held under reinsurance agreements                 20,313          829
  Other                                                      950          273
                                                       ---------    ---------
                                                          22,005        1,924
                                                       ---------    ---------
                                                       $ 214,536    $ 183,507
                                                       =========    =========


                                                                   (Continued)

               ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

              UNAUDITED CONSOLIDATED BALANCE SHEETS--(CONTINUED)


                                                    September 30, December 31,
                                                          1996         1995
                                                       (Thousands of dollars)
LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

Policy Reserves and Liabilities:
  Unearned premium reserves                          $  87,445      $ 82,080
  Insurance claims                                      23,813        22,761
  Other                                                     13            11
                                                     ---------      --------
                                                       111,271       104,852

Other Liabilities:
  Funds held under reinsurance agreements               19,490         3,072
  Cash overdraft                                           610             -
  Accounts payable and other liabilities                 2,511         2,353
  Commissions payable                                    5,706         5,010
  Amounts due reinsurers                                 5,716         4,442
  Federal income taxes:
    Current                                              1,006             -
    Deferred                                             4,234         5,024
  Deferred reinsurance commissions                      18,505        15,663
  Notes payable--Note D                                 16,500        22,531
                                                     ---------      --------
                                                        74,278        58,095


Commitments and Contingencies

Redeemable Preferred Stock:
  Authorized shares--1,000,000;
    no issued or outstanding shares                          -             -

Common Stockholders' Equity:
  Common Stock, $.10 par value
    Authorized shares (1996--15,000,000;
      1995--10,000,000)
    Issued shares (1996--9,401,162;
      1995--5,243,852)                                     940           524
  Additional paid-in capital                            32,509        23,702
  Retained earnings                                      3,551         3,299
  Less 797,420 treasury shares at cost                  (6,599)       (6,599)
  ESOP loan                                                (49)         (161)
  Net unrealized depreciation on
    investment securities                               (1,365)         (205)
                                                      ---------     ---------
         Total Common Stockholders' Equity              28,987        20,560
                                                      ---------     ---------
                                                     $ 214,536     $ 183,507
                                                      =========     =========





See notes to unaudited consolidated financial statements.

               ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

               UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                    Three Months Ended     Nine Months Ended
                                       September 30,         September 30,
                                       1996       1995      1996         1995

                                 (Thousands of dollars, except per share data)

REVENUE:
  Gross premiums written--Note E   $  15,288  $  15,297  $  49,152  $  43,669
  Less reinsurance ceded--Note E       3,969      3,413     11,395     10,454
                                   ---------  ---------  ---------  ---------
    Net premiums written              11,319     11,884     37,757     33,215
  Decrease (increase) in
    unearned premium reserves            945     (1,563)    (3,927)    (3,274)
                                   ---------  ---------  ---------  ---------
    Premiums earned--Note E           12,264     10,321     33,830     29,941
  Net investment income:
    Interest and dividends             1,218      1,556      3,277      4,644
    Realized gains (losses)              (48)        24        227        303


  Service fees on extended
    service contracts                    662        594      1,885      1,645
  Other income                         1,439        253      1,711        375
                                    --------  ---------  ---------  ---------
                                      15,535     12,748     40,930     36,908

BENEFITS AND EXPENSES:
  Policy benefits--Note E              7,454      4,820     18,031     12,931
  Commissions and selling expenses     5,085      5,873     16,250     16,689
  Reinsurance expense recovery          (810)      (454)    (1,428)      (710)
  General and administrative           1,949      1,807      5,309      5,348
  Taxes, licenses and fees               689        437      1,560      1,398
  Interest                               489        414      1,577      1,288
  Decrease (increase) in deferred
    policy acquisition costs             305       (624)      (795)    (1,245)
                                   ---------  ---------    -------  ---------
                                      15,161     12,273     40,504     35,699
                                   ---------  ---------  ---------  ---------

    INCOME BEFORE FEDERAL INCOME
      TAX AND EXTRAORDINARY ITEM         374        475        426      1,209

Federal income tax:
  Current                                582         84      1,095        341
  Deferred (benefit)                    (237)       226       (790)        36
                                   ---------  ---------  ---------  ---------
                                         345        310        305        377
                                   ---------  ---------  ---------  ---------

    INCOME BEFORE
      EXTRAORDINARY ITEM                  29        165        121        832

Extraordinary item--gain on
  extinguishment of debt--Note D         131          -        131          -
                                   ---------  ---------  ---------  ---------

    NET INCOME                     $     160  $     165  $     252  $     832
                                   =========  =========  =========  =========
Per Common Share:
  Income Before
    Extraordinary item             $     .01  $     .04  $     .02  $     .19
  Extraordinary item                     .02          -        .03          -
                                   ---------  ---------  ---------  ---------
  Net Income                       $     .03  $     .04  $     .05  $     .19
                                   =========  =========  =========  =========
Weighted average number of common
  shares outstanding               6,029,561  4,446,432  4,998,048  4,446,432
                                   =========  =========  =========  =========


See notes to unaudited consolidated financial statements.

                             ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                 UNAUDITED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY


                                                                                                      Net
                                                                                                   unrealized


                                                                                                   appreciation
                                                                             Common                (depreci-    Foreign
                                                    Additional                stock                ation) on   currency
                                           Common      paid-in    Retained   held in        ESOP   investment translation
                                           stock       capital    earnings   treasury       loan   securities adjustments   Total
                                                                  (Thousands of dollars)
Balances at December 31, 1994              $   524     $24,066    $ 4,759    $(6,599)    $  (627)   $(6,672)   $   (85)    $15,366
   Payments on and write down
      of ESOP loan                               -        (364)         -          -         466          -          -         102
   Change in net unrealized
      depreciation on
      investment securities                      -           -          -          -           -      6,467          -       6,467
   Change in foreign currency
      translation adjustment                     -           -          -          -           -          -         85          85
   Net loss                                      -           -     (1,460)         -           -          -          -      (1,460)
                                            -------    -------    -------    -------     -------    -------    -------     -------
Balances at December 31, 1995                  524      23,702      3,299     (6,599)       (161)      (205)                20,560
   Payments on ESOP loan                         -           -          -          -         112          -          -         112
   Issuance of 110,000 shares of
      Common Stock under Common
      Stock Option Plan                         11         223          -          -           -          -          -         234
   Issuance of 4,047,310 shares
      of Common Stock in
      conjuction with the Rights
      Offering and the
      Supplemental Offering                    405       8,584          -          -           -          -          -       8,989
   Change in net unrealized
      depreciation on
      investment securities                      -           -          -          -           -     (1,160)         -      (1,160)
   Net income                                    -           -        252          -           -          -          -         252
                                            -------    -------    -------    -------     -------    -------    -------     -------
Balances at September 30, 1996             $   940     $32,509    $ 3,551    $(6,599)    $   (49)   $(1,365)   $     -     $28,987
                                            =======    =======    =======    =======     =======    =======    =======     =======


See notes to unaudited consolidated financial statements.


               ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

               UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          Nine Months Ended
                                                            September 30,
                                                          1996         1995
                                                       (Thousands of dollars)

OPERATING ACTIVITIES:
  Net income before extraordinary item                  $    121    $     832
  Adjustments to reconcile net income
    to net cash used in operating activities:
      Change in premiums receivable                       (8,667)         522
      Change in accrued investment income                    (22)         116
      Change in prepaid reinsurance premiums              (2,157)       2,440
      Change in unearned premium reserves                  5,365          519
      Change in claim reserves                             1,052       (1,880)
      Change in amounts due reinsurers
         and amounts due from reinsurers                 (21,088)      (3,368)
      Change in funds held under reinsurance
         agreements                                       (3,066)        (381)
      Change in other assets, other liabilities,
         and accrued income taxes                            206          581
      Interest paid in kind                                  403          422
      Accrual of discount on bonds                          (179)         (85)
      Amortization of premium on bonds                        77           61
      Amortization of deferred policy acquisition
         costs                                            15,537       15,286
      Policy acquisition costs deferred                  (16,330)     (16,567)
      Reinsurance commissions earned                     (16,846)     (10,189)
      Reinsurance commissions received                    19,688        8,940
      Provision for depreciation and amortization            225          312
      Net realized gains on investments                     (227)        (303)
                                                        --------     --------
NET CASH USED IN OPERATING ACTIVITIES
  EXCLUDING EXTRAORDINARY ITEM                           (25,908)      (2,742)
      Extraordinary Item                                     131            -
                                                        --------     --------
NET CASH USED IN OPERATING ACTIVITIES                    (25,777)      (2,742)
INVESTING ACTIVITIES:
    Sale of investments                                    9,566       25,137
    Purchase of investments                              (21,739)     (23,079)
    Sale of property occupied by the Company               3,298            -
    Other, net                                              (350)         (43)
                                                        --------     --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES       (9,225)       2,015
FINANCING ACTIVITIES:
  Payment on ESOP loan                                       112           76
  Repayment of notes payable                                (731)        (200)
  Issuance of Common Stock under
    Stock Option Plan                                        257            -
  Issuance of Common Stock under
    Rights Offering                                        3,263            -
  Change in reinsurance premium deposit                   26,452          301
                                                        --------     --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 29,353          177
                                                        --------     --------
  NET DECREASE IN CASH                                    (5,649)        (550)
Cash at beginning of period                                5,039        1,044
                                                        --------     --------
CASH (OVERDRAFT) AT END OF PERIOD                       $   (610)    $    494
                                                        ========     ========


SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING
  ACTIVITIES:  CANCELLATION OF SUBORDINATED
  NOTES AS CONSIDERATION FOR THE PURCHASE OF
  COMMON STOCK--NOTE D                                     5,703            -
                                                        ========     ========




See notes to unaudited consolidated financial statements.

               ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1996


NOTE A--SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited consolidated financial statements of ACCEL International Corporation ("ACCEL") and subsidiaries (collectively referred to herein as the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X which, as to the insurance company subsidiaries, differ in some respects from statutory accounting practices prescribed or permitted by state insurance departments. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for all periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

PRINCIPLES OF CONSOLIDATION: The accompanying unaudited consolidated financial statements include the accounts of ACCEL and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the unaudited consolidated financial statements.

DESCRIPTION OF BUSINESS: ACCEL is an insurance holding company incorporated in Delaware in June 1978 as the successor to an Ohio corporation, formerly Acceleration Corporation, organized in 1969. The Company has been engaged in the sale and underwriting of credit life and credit accident and health insurance, extended service contracts, vendor's single interest and other specialty casualty products. Beginning in the first quarter of 1996, the Company began to offer coverages for long haul trucking and charter buses through a managing general agent. In the second quarter the Company began to offer commercial multi-peril policies to auto dealers. In the third quarter the Company elected to exit the commercial multi-peril line due to differences with the managing general agent who produced and administered this business. The credit insurance and extended service contract products continue to be offered to consumers, principally through automobile dealers, financial institutions and other business entities. The Company is subject to competition from other insurers throughout the states in which it writes business. The Company is also subject to regulation by the Insurance Departments of states in which it is licensed, and undergoes periodic examinations by those departments.

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

  INTEREST RATE RISK is the risk that interest rates will change and cause a decrease in the value of an insurer's investments. The Company mitigates this risk by attempting to match the maturity schedule of its assets with the expected payouts of its liabilities. To the extent that liabilities come due more quickly than assets mature, an insurer may have to borrow funds or sell assets prior to maturity and potentially recognize a gain or loss.

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

The most significant estimates include those used in determining deferred policy acquisition costs and the liability for unearned premium reserves and insurance claims. Although some variability is inherent in these estimates, management believes the amounts provided are adequate. The estimates are continually reviewed and adjusted as necessary. Such adjustments are reflected in current operations.

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

When an other than temporary decline in value is recognized, the specific investment is carried at estimated realizable value and its original book value is reduced to reflect such impairment of the investment. Such reductions in book value are reflected in realized investment losses for the period in which they were written down. For mortgage backed securities, the Company's accounting follows the provisions of the Financial Accounting
Standards Board Emerging Issues Tasks Force ("EITF") Consensus No. 93-18. This EITF requires that when the present value of estimated future cash flows discounted at a risk-free rate of return is less than the cost basis of the investment, an impairment loss is to be recognized by writing the investment down to its fair value.

FEDERAL INCOME TAXES: Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under this method, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce the deferred tax assets to the amounts expected to be realized.

EARNINGS PER COMMON SHARE: Net income per common share is computed using the weighted average number of common shares outstanding during the period. The inclusion of common stock equivalents (options) would not be dilutive.

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

               ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


NOTE B--FOREIGN CURRENCY TRANSLATION--(CONTINUED)

Included in foreign currency translation adjustments are unrealized exchange gains of $85,000 in 1995.

During 1995, the Company redeemed most of its shares of AICL, which resulted in proceeds approximating the Company's original investment in AICL. The transaction was approved by the Department of Trade and Insurance (United Kingdom). On February 7, 1996, the Company received the final proceeds for redemption of its remaining shares.

NOTE C--FEDERAL INCOME TAXES

The Company files a consolidated federal income tax return. The provision for income taxes is based on income for financial reporting purposes, after permanent differences.

NOTE D--NOTES PAYABLE

In July 1991, ACCEL issued $5,848,000 of subordinated notes (the "Subordinated Notes") in connection with the purchase of all outstanding common shares of Randjill Group Ltd. ("RGL"). The Subordinated Notes had a nine-year term with no principal payable until maturity, and bore interest at 10.125% per annum.


Effective June 30, 1992, ACCEL amended the notes to permit the issuance of additional notes for the purpose of making interest payments, provided, however, that ACCEL may at its option pay cash in lieu of issuing additional notes in any denomination of less than $1,000. As a result, ACCEL issued additional notes totaling $403,000 and $569,000 for the first nine months of 1996 and the full year 1995, respectively.

Of the Subordinated Notes described above, $5,371,000 were initially issued to Ranger Insurance Company ("Ranger"), a company related through common ownership by a stockholder and director of the Company. In 1993, Ranger sold all of the Subordinated Notes held by it to Chase Insurance Holdings Corporation ("CIHC"), another company related through common ownership by a stockholder and director of the Company. Additional Subordinated Notes in the amount of $356,000 and $506,000 were issued as interest payments to related parties for the first nine months of 1996 and the full year 1995, respectively.

On July 25, 1996, the Company commenced an offering of non-transferable rights (the "Rights Offering") to stockholders of record as of June 18, 1996 (see Rights Offering under Certain Events). Under the provisions of the Rights Offering, the Company permitted CIHC and its affiliate to tender the principal amount of their Subordinated Notes for cancellation as consideration (in lieu of cash) for the purchase of shares of Common Stock pursuant to the Rights Offering. On August 23, 1996, CIHC and its affiliate tendered $5,619,046 principal amount of their Subordinated Notes plus an additional $83,759 of accrued interest thereon under the terms of the Rights Offering. At the conclusion of the offering, CIHC and its affiliate had reduced their holding of Subordinated Notes to $0.

In a separate transaction, the Company retired $731,533 principal amount of Subordinated Notes held by an unrelated third party for consideration of $600,000. The Company recognized an extraordinary gain on this transaction of $131,533. No Federal Income Tax was recognized related to this gain due to the current consolidated tax position of the Company.

The   result  of  the  two  aforementioned  transactions  was  to  retire  all outstanding Subordinated Notes.

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



               ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


NOTE D--NOTES PAYABLE--(CONTINUED)

On December 29, 1995, the Company issued senior notes (the "Senior Notes") totaling $16,500,000 at 9.50%, maturing on April 1, 2001. The proceeds from these notes were used to retire the bank loan outstanding under the aforementioned Credit Agreement and to liquidate an intercompany loan between ACCEL and an insurance subsidiary. In addition, as of January 1, 1996, a subsidiary of the Company entered into a reinsurance agreement with an unaffiliated company to reinsure the in-force Credit Business. This agreement is structured, such, that as future profits emerge on this block of business, a substantial portion of the Company's share of the profits will be used over the next four to five years to pay the interest thereon and redeem these Senior Notes.

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

This agreement is structured in such a way that as future profits emerge on this block of business, a substantial portion of the Company's share of the profits will be used over the next four to five years to pay fees and interest to the reinsurer and redeem the new Senior Notes of $16,500,000. In connection with this agreement, approximately $40,000,000 of assets were transferred to the reinsurer on December 29, 1995, as agreed to by all parties. The unearned premium reserves and liability for insurance claims subject to cession under this treaty were $29,756,000 and $8,018,000, respectively, as of September 30, 1996.

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

Effective  January 1, 1996, the  Company entered into  a reinsurance agreement
with  the  same  unaffiliated  reinsurer   referenced  above  to  reinsure   a
substantial portion of the credit life and accident and health insurance produced in 1996. This agreement contains an experience adjustment computation that results in the ultimate cost of this agreement being a stated percentage related to the business covered by the agreement.
The Company uses the deposit accounting method for recording transactions under both of the reinsurance agreements effective January 1, 1996.


               ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


NOTE E--REINSURANCE--(CONTINUED)


The following data summarizes certain aspects of the Company's reinsurance activity for the periods presented.

Premiums written and earned in 1996 and 1995 are summarized as follows:

                           WRITTEN                          EARNED
                                 Period Ended September 30,
                  Nine Months    Three Months     Nine Months    Three Months
                     Ended           Ended           Ended           Ended
                 1996    1995    1996    1995    1996    1995    1996    1995
                                    (Thousands of dollars)

Direct         $45,214 $39,145 $13,930 $13,527 $38,922 $38,444 $13,775 $13,849
Assumed          3,938   4,524   1,358   1,770   4,864   4,645   2,132   1,732
Ceded           11,395  10,454   3,969   3,413   9,956  13,148   3,643   5,260
               ------- ------- ------- ------- ------- ------- ------- -------

Net premiums   $37,757 $33,215 $11,319 $11,884 $33,830 $29,941 $12,264 $10,321

Policy benefits incurred for the periods presented are as follows:

                           Nine Months Ended        Three Months Ended
                           1996         1995          1996        1995
                                      (Thousands of dollars)

Direct                    $ 15,125    $ 18,494      $ 6,321     $ 6,385
Assumed                      2,993       2,680        1,124       1,026
Ceded                           87       8,243           (9)      2,591
                           -------     -------     --------     -------

Net policy benefits       $ 18,031    $ 12,931      $ 7,454     $ 4,820
                          ========    ========     ========    ========

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

On October 7, 1994, the Liquidation Bureau of the New York State Insurance Department (the "Liquidation Bureau") took control of Galaxy Insurance Company ("Galaxy"), which prior to the commencement of liquidation proceedings had been an indirect wholly-owned subsidiary of the Company, pursuant to an order of liquidation of the New York Supreme Court. Prior to the liquidation of Galaxy, Acceleration National Insurance Company ("ANIC"), the property and casualty insurance company subsidiary of the Company, had issued certain certificates of suretyship ("Certificates") with respect to certain Galaxy insurance policies each of which provided that ANIC would assume the responsibilities of Galaxy under the specified policy if Galaxy became insolvent or financially unable to meet its obligations on the underlying policy, but only if certain conditions were met. In particular, the Certificates provided that ANIC's assumption of liability was contingent upon the insured's executing and delivering all agreements, assignments or evidences of subrogation satisfactory to ANIC respecting payments made or liabilities assumed.

               ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


NOTE G--COMMITMENTS AND CONTINGENCIES--(CONTINUED)

In May 1996, the Liquidation Bureau, acting on behalf of the New York Property/Casualty Insurance Security Funds (the "Guaranty Fund"), during a meeting with Company representatives informally advised the Company that on behalf of the Guaranty Fund it intended to seek indemnification or reimbursement from ANIC for claims paid by the Guaranty Fund to Galaxy insureds on policies which may have been covered by the Certificates. The Liquidation Bureau has provided some information in response to the Company's request for accounting data and other information with respect to the Liquidation Bureau's analysis of the Guaranty Fund's right to indemnification; however, the Company is not yet able to quantify the magnitude of the potential claim, if any, for indemnification or reimbursement. The Company has taken the position that the Guaranty Fund has no right to seek indemnification unless Galaxy insureds who hold properly issued Certificates have executed assignments and evidences of subrogation. Even if any Galaxy insured properly made such a claim directly to ANIC, the Company has been advised by counsel that if ANIC paid any such claim, it would have the right, under assignment and subrogation agreements with its insureds, to assert all rights that the insureds could have asserted to recover the loss amounts from any other source, including the Guaranty Fund.

The Company intends to fully investigate each claim which the Liquidation Bureau, acting on behalf of the Guaranty Fund, formally asserts is entitled to the benefits of a Certificate to determine whether such Certificate was properly endorsed by ANIC and issued with proper authority and if so, whether proper agreements, assignments and evidences of subrogation have been executed. The Company intends to vigorously defend any claims for indemnification or reimbursement made by the Liquidation Bureau, on behalf of the Guaranty Fund, with respect to the Certificates. Although the Company is not in a position to estimate the magnitude of the potential claims for indemnification or reimbursement, it does not believe that the ultimate resolution of such claims will have a material adverse affect on the financial condition or results of operations of the Company.

NOTE H--STOCK OPTION AGREEMENT

On May 23, 1995, Mr. Friedberg was elected Chairman & CEO of ACCEL and Mr. Coats was elected Executive Vice President and President of ANIC. Accordingly, Mr. Friedberg and Mr. Coats became Key Employees under ACCEL's 1987 Stock Incentive Plan. Under the terms of their arrangement with ACCEL, both were granted stock options for ACCEL's common stock in lieu of salary for their first year of service. Mr. Friedberg was granted an option for 100,000 shares and Mr. Coats for 50,000 shares. The grant price for both options was $2.125, the fair value of ACCEL's common stock on the date of grant. The options vested immediately and become exercisable one year following the date of grant; however, they would become exercisable immediately upon either a) a change of control of ACCEL, or b) an involuntary termination. The options would be forfeited if employment with ACCEL was voluntarily terminated prior to May 23, 1996.
The options lapse five years from the effective date of the grant.

At the end of their first year of service, Messrs. Friedberg and Coats' status was evaluated by the Compensation Committee and based on the value of their services, commenced to receive compensation effective June 1, 1996. In addition, Mr. Friedberg and Mr. Coats were granted options pursuant to the 1996 Stock Incentive Plan as of August 28, 1996, for 110,000 and 55,000 shares, respectively, at a grant price equal to the price of ACCEL stock at the close of the market on the date of grant and otherwise according to terms identical to the aforementioned options granted on May 23, 1995.






               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                  Operating Results for the Nine Months Ended
                   September 30, 1996 and September 30, 1995


OPERATING RESULTS

The income before federal income taxes and an extraordinary item for the nine months ended September 30, 1996 was $426,000 compared to income of $1,209,000 for the same period in 1995. The income before federal income taxes and an extraordinary item for the three months ended September 30, 1996 was $374,000 compared to $475,000 for the same period in 1995. The reduction in income for the nine months ended September 30, 1996 can be attributed to several items. In the third quarter of 1996, the Company received $1,400,000 representing a partial payment of a judgement rendered in favor of the Company (see Discontinued Realtors Errors and Omissions Program in Certain Events). This other income has been offset by reserve strengthening on the discontinued Agriculture lines, reserve strengthening on the Company's credit business and the write down of an investment.

The third quarter results have been affected by the aforementioned $1,400,000 income item partially offset by increases in policy benefits on the Company's credit business, reserve strengthening on runoff lines of business ($500,000) and the write down of an investment ($150,000).

The Company's new Property and Casualty programs produced $14,300,000 of annualized premium in the first nine months of 1996; $4,600,000 in the first quarter, $5,700,000 in the second quarter and $4,000,000 in the third quarter. Approximately $1,500,000 of this total relates to the commercial multi-peril policies issued to auto dealers which has now been discontinued. As this new Property and Casualty premium earns, its effect on the bottom line will become increasingly more pronounced.

REVENUE

Premium writings for the nine months ended September 30, 1996, were $49.2 million compared to $43.7 million for the same period in 1995. This increase was due to writings in the aforementioned new Property and Casualty programs of $14.3 million partially offset by a decrease in premium written of $4.9 million in credit insurance and decreases in discontinued Agriculture lines.

Premium written for the three months ended September 30, 1996, was $15.3 million compared to essentially the same for the same period in 1995. Several offsetting changes resulted in the similar premium written numbers. Premium written under the new Property and Casualty programs increased by $4.0 million offset by a decrease in premium written of $2.8 million in credit insurance and decreased premium in discontinued Agriculture lines.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flows from operations have generally been adequate for its current operating needs. Cash flows from operating activities in 1995 were adversely impacted by the reinsurance transaction dated December 29, 1995 (See


Note E--Reinsurance). The Company's credit insurance policy terms and related liabilities are generally limited to a four-year period during which the consumer makes payments on the loan. The Company's liability on extended service contracts typically extends for either one-year or five-year periods. The Company's long haul trucking and charter bus business generally is written for a term of one year with the casualty claim related liabilities extending beyond that period. The Company, therefore, maintains liquidity in its investment portfolio to correspond with the liability outstanding on its lines of business. At September 30, 1996, the estimated duration of the Company's fixed income investment portfolio was 2.75 years while the estimated liability duration was approximately 3.5 years. Currently, an interest rate change of 1% would impact the market value of the fixed maturity portfolio and stockholders' equity by a decline of approximately $1.8 million if interest rates rose and an increase of approximately $1.8 million if interest rates declined.


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

The Company limits the extent of its risks on fixed maturity securities by generally avoiding securities whose cost significantly exceeds par, by purchasing securities which are backed by stable collateral, and by concentrating on securities that are either planned amortization or sequential pay classes. The collateralized mortgage obligations and asset backed securities owned have primarily short to intermediate average lives. At September 30, 1996, the Company did not have a significant amount of higher risk mortgage or asset backed securities. There are negligible default risks on the mortgage and asset backed security portfolio as a whole as the vast majority of the assets are either guaranteed by U.S. government-sponsored entities or are supported in the securitization structure by junior securities enabling the assets to achieve high investment grade status.

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

The Company's cash flow projections for 1996 assume that certain events will take place in order to have sufficient cash to meet its debt service and other requirements. One of these events included the liquidation of Acceleration Insurance Company Limited ("AICL"), which was concluded in the first quarter of 1996. The Company will monitor its current and future debt service requirements to coincide with cash flow availability. The Company has used a portion of the proceeds from the Rights Offering and a partial payment from a judgement entered in its favor in a legal proceeding (see Rights Offering and Discontinued Realtors' Errors and Omissions Program under CERTAIN EVENTS) to repay $2,647,000 in advances received in 1992 and 1993 from the registrant's subsidiaries. The Company intends to retire the remaining intercompany balance ($1,600,000) in the fourth quarter of 1996. These outstanding advances are eliminated in consolidation.


On July 25, 1996, the Company commenced an offering of non-transferable rights to stockholders of record as of June 18, 1996 (see Rights Offering under Certain Events). The Rights Offering concluded on August 28, 1996 and generated $3,261,780 in cash proceeds. A supplemental offering to employees, agents and customers concluded on September 30, 1996 generated $141,862 in cash proceeds of which $110,812 had been received by the Company as of September 30, 1996. The cash proceeds from these offerings have been used to repay intercompany advances ($2,647,000), for the redemption of Subordinated Notes which were not tendered in the rights offering ($600,000) (See Note D-- Notes Payable), and for general corporate purposes.

Also, under the provisions of the Rights Offering, the Company permitted CIHC and its affiliate to tender the principal amount of their Subordinated Notes (See Note D--Notes Payable) for cancellation as consideration (in lieu of cash) for the purchase of shares of Common Stock pursuant to the Rights Offering. On August 23, 1996, CIHC and its affiliate tendered $5,619,046 principal amount of their Subordinated Notes plus an additional $83,759 of accrued interest thereon under the terms of the Rights Offering. At the conclusion of the offering, CIHC and its affiliate had reduced their holding of Subordinated Notes to $0.

In a separate transaction, Accel retired $731,533 principal amount of Subordinated Notes held by an unrelated third party for consideration of $600,000. Accel recognized an extraordinary gain on this transaction of $131,533. No Federal Income Tax was recognized related to this gain due to the current consolidated tax position of the Company. The result of the two aforementioned transactions was to retire all outstanding Subordinated Notes.

On December 29, 1995, the Company issued new senior notes (the "Senior Notes") totaling $16,500,000 at 9.50%, maturing on April 1, 2001. The proceeds from these notes were used to retire a bank loan outstanding under an existing Credit Agreement (See Note D--Notes Payable) and to liquidate an intercompany loan between ACCEL and an insurance subsidiary. In addition, as of January 1, 1996 ALIC entered into a reinsurance agreement with an unaffiliated company to reinsure its in-force Credit Business. This agreement is structured, such, that as future profits emerge on this block of business, a substantial portion of the Company's share of the profits will be used over the next four to five years to pay the interest thereon and redeem these Senior Notes.

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

At December 31, 1995, the loan had an unpaid balance of $525,239. The market value of the underlying shares was $161,000. The Company revalued this loan to market value as of December 31, 1995. This will allow the release of shares to participants' accounts at an average price which more closely approximates recent market values on the Company's stock. The decrease in the loan in 1995 has been reflected through a decrease in additional paid-in capital in the accompanying unaudited consolidated balance sheets. The unpaid balance of the loan ($49,000 at September 30, 1996 and $161,000 at December 31, 1995) has been reflected as a reduction in common stockholders' equity in the accompanying unaudited consolidated financial statements.

The Company currently has two material business lines that are in run-off status: the realtors' errors and omissions ("REO") line and the farmowner's multi-peril and ancillary inland marine products ("Agriculture").

The estimates for policy reserves are continually under review and adjusted as necessary as experience develops or new information becomes known; such adjustments are included in current operations. These liabilities are necessarily subject to the impact of future changes in claim severity, frequency and other factors. Although considerable variability is inherent in such estimates, based on recent evaluations conducted by experienced consultants and internal reviews, management believes that the current level of policy reserves will be adequate to cover anticipated claim liabilities. However, because the REO risk was written from the first quarter 1986 through the first quarter of 1991; and considering the length of time involved in the settlement of some claims, there remains a lack of credible experience needed to determine whether actual incurred policy benefits will conform to the assumptions inherent in the determination of these liabilities. In addition, outstanding claims on the Company's discontinued Agriculture lines are subject to variability due to the length of time that has elapsed since the termination of the program and the nature of some of the claims. Accordingly, the ultimate amounts required for settlement of policy benefits may vary significantly from the amounts included in the accompanying unaudited consolidated financial statements.

The Company has reviewed Financial Accounting Standards Board ("FASB") Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" which became effective in 1996, and has determined this FASB Statement will not impact the Company. The Company has also reviewed FASB Statement No. 123, "Accounting for Stock-Based Compensation" which became effective in 1996. The Company has decided to disclose the impact of FASB 123 in a footnote to the annual consolidated financial statements and not adopt the statement for financial statement reporting as permitted by FASB 123. The Company has also reviewed FASB Statement No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which becomes effective in 1997, and does not expect this FASB Statement to have a material impact on the financial condition of the Company.

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


CERTAIN EVENTS

RIGHTS OFFERING: On July 25, 1996, the Company commenced the Rights Offering to stockholders of record as of June 18, 1996. The non-transferable subscription rights entitled stockholders of record to receive one right for each share of stock held and each right entitled the holder thereof to purchase one and one-half shares of the common stock of the Company at a subscription price of $2.25 per share. The rights expired at 5:00 p.m., Eastern Standard time, on August 28, 1996. No commission or compensation was paid in connection with the Rights Offering. As part of the Rights Offering, the Company permitted the outstanding Subordinated Notes held by CIHC and its affiliate to be tendered for cancellation as consideration (in lieu of cash) for the purchase of shares of common stock pursuant to the Rights Offering.

A total of 3,984,260 shares were subscribed for under the Rights Offering. Total consideration of $8,964,585 consisted of $5,702,805 in Subordinated Notes and $3,261,780 in cash.

Subsequent to the rights offering, the Company commenced a Supplemental Offering to employees, agents and customers which concluded on September 30, 1996. Shares were offered under this Supplemental Offering at $2.25 per share. A total of 63,050 shares were subscribed for under this offering. No soliciting fees or other compensation were paid in connection with such offering. The net cash proceeds from these offerings have been used to repay intercompany advances ($2,647,000), for the redemption of Subordinated Notes which were not tendered in the Rights Offering ($600,000) and for general corporate purposes.

CLAIMS ASSERTED BY LIQUIDATION BUREAU UNDER CERTIFICATES OF SURETYSHIP: On October 7, 1994, the Liquidation Bureau of the New York Department (the "Liquidation Bureau") took control of Galaxy (a New York domiciled Property and Casualty Company, "Galaxy"), which prior to the commencement of liquidation proceedings had been an indirect wholly-owned subsidiary of the Company, pursuant to an order of liquidation of the New York Supreme Court. Prior to the liquidation of Galaxy, ANIC, the property and casualty insurance company subsidiary of the Company, had issued certain certificates of suretyship ("Certificates") with respect to certain Galaxy insurance policies each of which provided that ANIC would assume the responsibilities of Galaxy under the specified policy if Galaxy became insolvent or financially unable to meet its obligations on the underlying policy, but only if certain conditions were met. In particular, the Certificates provided that ANIC's assumption of liability was contingent upon the insured's executing and delivering all agreements, assignments or evidences of subrogation satisfactory to ANIC respecting payments made or liabilities assumed.

In May 1996, the Liquidation Bureau, acting on behalf of the New York Property/Casualty Insurance Security Funds (the "Guaranty Fund"), during a meeting with Company representatives informally advised the Company that on behalf of the Guaranty Fund it intended to seek indemnification or reimbursement from ANIC for claims paid by the Guaranty Fund to Galaxy insureds on policies which may have been covered by the Certificates. The Liquidation Bureau has provided some information in response to the Company's request for accounting data and other information with respect to the Liquidation Bureau's analysis of the Guaranty Fund's right to indemnification; however, the Company is not yet able to quantify the magnitude of the potential claim, if any, for indemnification or reimbursement. The Company has taken the position that the Guaranty Fund has no right to seek indemnification unless Galaxy insureds who hold properly issued Certificates have executed assignments and evidences of subrogation. Even if any Galaxy insured properly made such a claim directly to ANIC, the Company has been advised by counsel that if ANIC paid any such claim, it would have the right, under assignment and subrogation agreements with its insureds, to assert all rights that the insureds could have asserted to recover the loss amounts from any other source, including the Guaranty Fund.

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

DISCONTINUED REALTORS' ERRORS AND OMISSIONS PROGRAM: Litigation was commenced in
November, 1991, to recover losses sustained in the REO program which resulted in $5.3 million being awarded to Accel in December, 1995.

Pursuant  to settlements  reached  with  all  the  parties  earlier  in  1996,
$1,541,085 was received by Accel as of September 30, 1996 and has been recognized as other income for the nine months ended September 30, 1996. An additional $2,750,000 was received on November 8, 1996 and will be recognized as other income in the fourth quarter of 1996. This resulted in a total recovery of $4,291,085. With the approval of the Department of Insurance of the State of Ohio, the proceeds from the settlement are being shared equally between Accel and ANIC. The Company requested the sharing arrangement due to the continuing losses in the REO Program realized by ANIC since 1991.



PART II.   OTHER INFORMATION


ITEM 6.    Exhibits and Reports on Form 8-K

     (b) No reports on Form 8-K have been filed by the Registrant during the quarter ended September 30, 1996.


                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              ACCEL INTERNATIONAL CORPORATION

Dated:         November 13, 1996              By:  /S/  Kurt L. Mueller
        ------------------------------             --------------------------
                                                   Kurt L. Mueller
                                                   Vice  President,  Treasurer
and
                                                   Controller*
_____
* Mr. Mueller is Vice President, Treasurer and Controller and has been duly authorized to execute the report on behalf of the Registrant.