Form 10-K
period 1996-12-31
ACCEL INTERNATIONAL CORP
filed 1997-03-31
CIK 1985

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from __________ to __________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The aggregate market value of Common Stock held by non-affiliates on January 31, 1997 was approximately $9,100,000.

As of January 31, 1997, there were 8,603,742 shares of Common Stock, $.10 par value per share outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive proxy statement furnished to stockholders of the registrant in connection with the annual meeting of stockholders to be held on May 20, 1997 are incorporated by reference into Part III.

Total sequentially numbered pages   55             Exhibit Index on page  44
                                  ------                                 ----

                                     Part I
                                     ------
ITEM 1.  BUSINESS

(a)              GENERAL DEVELOPMENT OF BUSINESS

ACCEL International Corporation ("ACCEL") is an insurance holding company incorporated in Delaware in June 1978 as the successor to an Ohio corporation, formerly Acceleration Corporation, organized in 1969. Unless the context requires otherwise, the "Company" includes ACCEL and its subsidiaries. The Company is engaged in the underwriting and sale of credit life and credit accident and health insurance, extended service contracts and specialty casualty products. Beginning in the first quarter of 1996, the Company began to offer commercial auto coverages for long haul truckers and certain public transportation vehicles ("charter buses") through a general agent ("GA"). In the second quarter the Company began to offer commercial multi-peril policies to auto dealers, but elected in the third quarter to exit this line of business. The credit insurance and extended service contract products continue to be offered to consumers, principally through automobile dealers, financial institutions and other business entities. In 1990, the Company began offering farmowners' multi-peril and ancillary inland marine coverages through a network of selected agents. These coverages were discontinued in early 1995. See NARRATIVE DESCRIPTION OF BUSINESS for further information.

(b)              FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

Through 1996 the Company operated predominately in two industry segments: life and health and property and casualty insurance. See "Note J" in the Notes to Consolidated Financial Statements.

(c)              NARRATIVE DESCRIPTION OF BUSINESS

General

The Company's life and health insurance segment primarily consists of individual and group credit life and group credit accident and health insurance, which is sold through automobile dealers and financial institutions. The Company's property and casualty segment consists of extended service contracts, sold primarily through automobile dealers, coverages for long haul trucking and charter buses sold through a GA and the discontinued commercial multi-peril, farmowners' multi-peril, ancillary inland marine and realtors errors and omissions coverages ("REO").

Credit insurance and extended service contracts, which represent a significant portion of the Company's business, are affected by automobile sales. These premiums accounted for approximately 72.8% of the Company's gross premiums written in 1996.

Premiums for the long haul trucking and charter bus line comprised 23.6% of the Company's gross premiums written in 1996.

The Company's principal subsidiary engaged in the life and health insurance business is Acceleration Life Insurance Company ("ALIC"), which holds licenses to conduct business in 40 states and the District of Columbia. Credit life and credit accident and health insurance are the primary insurance products written by ALIC. The Company's property and casualty business is conducted through Acceleration National Insurance Company ("ANIC"). ANIC holds licenses to conduct business in 47 states and the District of Columbia. Acceleration National Service Corporation ("ANSC") administers the Company's extended service contracts. The majority of the Company's direct premiums written in 1996 was derived from sales in Ohio (37.9%), Virginia (12.7%), Georgia (9.0%), West Virginia (4.7%), Indiana (6.4%) and Florida (4.5%). During 1995 and early 1996, both ALIC and ANIC were subject to a re-application rule in the state of Michigan. The re-applications were denied. Therefore, as of March 1996, ALIC and ANIC were no longer licensed in Michigan, and accordingly discontinued writings in said state. The decision by the state of Michigan was based on ALIC's and ANIC's experiences in several discontinued lines of business. The results from these lines of business are now several years old. Therefore, the companies, based on their positive 1996 results, intend to re-apply to the state of Michigan in 1997.

Credit Insurance
----------------

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

The Company reinsures substantial percentages of its credit accident and health premiums on a written basis. This reinsurance provides statutory surplus relief, thereby increasing the Company's capacity to write credit insurance. An effect of this reinsurance is, however, to reduce the profit that the Company might otherwise realize on its credit insurance business. The applicable agreement contains an experience adjustment computation which results in the ultimate cost of this reinsurance being a stated percentage related to the surplus relief provided. Under such arrangements, a security fund is usually maintained by the Company approximating the amount of ceded unearned premiums less commissions retained, plus ceded insurance claims.

The Company has also entered into agreements to cede credit life and credit accident and health insurance to reinsurance companies owned by certain automobile dealers, financial institutions and agents. Under these arrangements said entities and persons participate in the profits or losses of the insurance sold through them, and the Company retains nominal percentages of the related risk. These agreements generally provide that the Company receive a ceding fee and be reimbursed for commissions and claims.

Approximately 58%, 76% and 73% of the Company's gross premiums written during 1996, 1995 and 1994, respectively, were derived from its credit insurance business. The credit insurance business decreased 19.4% in 1996 compared to 1995, decreased 3.6% in 1995 compared to 1994, and increased 4% in 1994 compared to 1993. The decrease in 1996 relates to the termination of a joint marketing agreement discussed below, the loss of two significant accounts and the Company's withdrawal from the state of Michigan. The decrease in 1995 was primarily due to the loss of a significant account. Automobile purchases continue to be the most significant consumer credit transaction for which credit insurance is sold by the Company. Automobile purchases have been and will continue to be affected, directly and indirectly, by auto prices, interest rates, the availability of consumer credit and general economic conditions.

The primary states in which the Company's credit insurance is sold are Ohio, Virginia, Indiana and West Virginia. The Company markets its credit insurance through both independent agents and its own direct sales representatives. In 1987 the Company entered into a joint marketing arrangement with Consumers Financial Corporation ("CFC") and transferred all of its Pennsylvania credit insurance accounts to CFC's subsidiary, Consumers Life Insurance Company. This business had previously been marketed by the Company's employees. The joint venture also provided for marketing automobile extended service contracts in Pennsylvania. The Company and CFC combined their efforts to market these products to the automobile dealer accounts which both parties had serviced in the past and to sign-up additional accounts.

By a Termination Agreement effective July 31, 1996, the Company and CFC mutually terminated the joint venture between the parties. Under the agreement, the Company was to receive a proportionate share of the proceeds received by CFC from the sale of the business. By later amendment to the Termination Agreement, the Company is to receive a payment of $500,000 at the completion of a transaction to sell CFC to an unrelated organization. The special meeting of CFC stockholders called to consider the transaction is set for March 25, 1997. If the transaction is approved by CFC stockholders, the transaction will close soon thereafter. A gain from the amended Termination Agreement has not been recognized in the 1996 consolidated financial statements.

Commercial Automobile Liability
-------------------------------

In 1996, the Company began offering coverage to operators of long haul trucks and charter buses. This program is marketed by an unaffiliated GA (Transportation Insurance Specialists) with extensive experience in this product line. Commercial Auto has become one of the Company's primary product lines with first year direct premiums written of $13,800,000 (see "Note E" in the Notes to Consolidated Financial Statements).

New Property and Casualty Products
----------------------------------

The Company has commenced new marketing initiatives in 1997 for products including a package policy for crane operators consisting of general liability, inland marine and commercial auto coverages; and an oil and gas liability program. The target for the crane program is qualified operators who lease cranes for specific projects. An independent administrator, The Crane Institute, is being used to conduct loss control and underwriting survey work in this specialized field. The Company expects slow controlled growth in this product line with extensive underwriting reviews.

The oil and gas product is designed to be marketed to small or mid-sized accounts. The program will insure the leasehold operators and contractors. Limits provided will be $1 million per each occurrence subject to an annual aggregate of $2 million. The GA has had extensive experience in this field.

Extended Service Contracts
--------------------------

Extended service contracts are sold under the name "Co$tGuard" and cover the cost of labor and certain parts for the repair of automobiles and watercraft. The Company's product covers towing, rental car reimbursement and other benefits during the entire contract term and enables a purchaser to obtain from the selling dealer a service contract covering the cost (in excess of a deductible amount where applicable) of repairs to covered parts subsequent to the expiration of the applicable manufacturer's warranty. Extended service contracts are primarily marketed through the same group of automobile dealers who market the Company's credit insurance. The extended service contract program is marketed on a net cost basis to the automobile dealer who is free to establish the retail price for the contract. The net cost paid by the dealer includes the premiums for a contractual liability policy provided the dealer by ANIC, and administrative and marketing fees. In 1996, this program accounted for approximately 32.7% of ANIC's gross premiums written.

Other Insurance Products
------------------------

In early 1990, the Company introduced its farmowners' multi-peril and ancillary inland marine coverage products. Premiums written for these products were $0, $97,000 and $8,460,000 in 1996, 1995 and 1994, respectively. The Company elected to discontinue offering these lines and entered into an agreement whereby the Company ceded 100% of the in-force business at December 31, 1994. Accordingly, any new business written after January 1, 1995 was reinsured with an unaffiliated carrier.
As of June 30, 1995, the Company ceased writing this business.

Investment In Randjill Group Ltd ("RGL") and Galaxy Insurance Company ("Galaxy")
--------------------------------------------------------------------------------

In 1986 the Company acquired a 20% interest in RGL, a company related through common ownership by a shareholder and director of the Company, and in 1991 acquired the remaining 80% interest. The total amount invested in RGL was approximately $10.3 million. Due to significant losses incurred, and the insolvency of RGL's operating subsidiary, Galaxy, a New York domiciled property and casualty insurance company, the Company wrote off its investment in RGL during the second quarter of 1994. For further information regarding RGL and Galaxy see "Note K" in the Notes to Consolidated Financial Statements.

Employees
---------

As of December 31, 1996, the Company employed 97 full-time equivalent employees compared to 78 as of December 31, 1995.

Reinsurance with Unaffiliated Insurance Companies
-------------------------------------------------

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

The Company has an arrangement in place which covers a substantial portion of its credit insurance business with an unaffiliated insurance company. The effect of this agreement is that the Company ultimately retains a substantial part of the insurance risk, the underwriting income or loss and the investment income on net funds, with the reinsurers receiving a stated percentage of the surplus relief provided. See "Note F" in the Notes to Consolidated Financial Statements.

In 1993, the Company entered into reinsurance agreements with unaffiliated reinsurers related to its discontinued health products. The effect of such reinsurance arrangements was to transfer 100% of the related risk to the reinsurers. Premiums ceded associated with these agreements and included in the accompanying consolidated statements of operations amounted to $496,000, $633,000 and $980,000 in 1996, 1995 and 1994, respectively.

Reinsurance with Producer-owned Reinsurance Companies
-----------------------------------------------------

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

As of December 31, 1996, $10,040,000 of credit life and disability unearned premium reserves were ceded by the Company to Producer-owned Reinsurance Companies. However, most of these Producer-owned Reinsurance Companies are required to deposit cash and marketable securities in a custodial account with an independent financial institution. The minimum balance in each account is generally required to be equal to the policy and claim reserves ceded to the Producer-owned Reinsurance Companies. In the event a Producer-owned Reinsurance Company fails to fulfill its obligation, the Company may withdraw funds from the Producer-owned Reinsurance Company's account as reimbursement for premium refunds and claim disbursements. On all insurance written by the Company and reinsured with Producer-owned Reinsurance Companies, the Company remains liable in the event of the insolvency of the reinsurers. As of December 31, 1996, the Company had ceded approximately $234,907,000 of credit life insurance in-force to Producer-owned Reinsurance Companies. See "Note F" in the Notes to Consolidated Financial Statements.

Competition
-----------

The Company's business is extremely competitive as to both price and service. In the credit insurance business, the Company's competitors include other insurance companies, many of which are larger than the Company and have greater resources. A significant competitive factor is the commission which may be paid to licensed agents affiliated with master policyholders. The Company, however, continues to compete by offering what it believes to be realistic commissions and providing a high level of service including training, consulting and related services to its master policyholders.

In the Co$tguard business, the Company competes with much larger and established national and regional insurance companies and with automobile manufacturers which provide service contracts to their dealers. The automobile manufacturers have significantly greater resources than the Company and have relationships with automobile dealers which extend beyond providing service contracts. The principal competitive factors include price, profit potential, type and quality of the products offered and the quality of service. Many of the same master policyholders which sell the Company's credit insurance also market its extended service contracts, and the termination of the relationship in one segment could affect the Company's relationship in the other segment.

In the Commercial Auto business the Company also competes with larger insurance companies and with companies whose industry ratings are at higher levels than ANIC. The principal factors that enable the Company to compete are the relationship with the general agent and the level of service provided to accounts.

Regulation
----------

The  Company  is  subject  to  regulation  in the  states  in which it  conducts business. The extent of such regulation varies from state to state; but in general, all states have statutory restrictions and a supervisory agency which has broad discretionary administrative powers. Such regulation is designed primarily to protect policyholders and relates to the licensing of insurers and their agents, the approval of policy forms, the methods of computing reserves, the form and content of financial reports and the type and concentration of permitted investments. Ohio and other jurisdictions in which the Company conducts business have enacted legislation providing for specific regulation of the relationship between licensed insurers and affiliated members of a holding company group. Such legislation generally (1) establishes requirements and procedures relative to the approval or disapproval of mergers and other acquisitions of control, (2) prescribes the filing of registration statements by insurers which are members of the holding company group, (3) subjects the holding company to reporting requirements, (4) establishes standards for transactions between insurers and their holding companies and between members of a holding company group and (5) controls the payment of extraordinary dividends. The dividends which the Company may receive from both its life and property and casualty insurance subsidiaries are subject to regulatory requirements as to minimum capital and surplus. In addition to regulatory considerations, management considers the overall financial strength of each operating entity before dividends are paid to the Company. Additionally, the amount of dividends the Company's primary life insurance subsidiary can pay is subject to certain tax considerations.

In 1993, the National Association of Insurance Commissioners ("NAIC") adopted the life and health and property and casualty Risk-Based Capital ("RBC") formulas. These model acts require every insurer to calculate its total adjusted capital and RBC requirement, and provides for an insurance commissioner to intervene if the insurer experiences financial difficulty. These model acts became law in Ohio, the Company's insurance subsidiaries' state of domicile, in March 1996. The formula includes components for asset risk, liability risk, interest rate exposure, and other factors. Each of the Company's insurance subsidiaries exceed all required RBC levels as of December 31, 1996.

The tax considerations related to the life insurance subsidiary restrict the amount of dividends that can be paid without incurring a tax. As of December 31, 1996, the Company's life insurance subsidiary could pay an aggregate of $4,700,000 from shareholders' surplus without incurring a tax. As of December 31, 1996, ALIC could pay a dividend of $1,543,315 to ACCEL in 1997 without approval of the Department of Insurance of the State of Ohio ("Ohio Department"). ANIC would require Ohio Department approval to pay any dividend to ACCEL during 1997.

For information regarding certain federal income tax limitations on dividends, see "Note G" in the Notes to Consolidated Financial Statements.

(d)      FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS
         AND EXPORT SALES

In 1982 the Company incorporated Dublin International Limited ("Dublin"), an exempted Island of Nevis domiciled company. Dublin is a component in the Company's relationship with Producer-owned reinsurance companies (see "Note F" in the Notes to Consolidated Financial Statements).

In 1986 Acceleration Insurance Company, Ltd. ("AICL"), a wholly-owned subsidiary organized by ACCEL and domiciled in the United Kingdom, received approval from regulatory authorities to commence operations. From mid-1986 through 1992, AICL offered specialty casualty products in the United Kingdom.

During 1995, the Company redeemed most of its shares of AICL, which resulted in proceeds approximating the Company's original investment in AICL. The transaction was approved by the Department of Trade and Insurance (United Kingdom). On February 7, 1996, the Company received the final proceeds for redemption of its remaining shares, and AICL will exist only for as long as it takes to recover any taxes that may be refunded to it.

The assets and results of operations of these subsidiaries for the year ended December 31, 1996 are not significant to the Company's consolidated financial statements. See "Note M" in the Notes to Consolidated Financial Statements.

ITEM 2.  PROPERTIES

Since July 1981 the Company's executive offices have been located at 475 Metro Place North, Dublin, Ohio. The four-story office building had been owned by ALIC and consisted of approximately 80,000 square feet of office space.

On March 21, 1996, the building was sold by ALIC to an unrelated party for a price of $3.5 million. The Company realized a pre-tax gain of $170,000 on this sale. The Company remains in the building and occupies approximately 16,000 square feet of home office space under a five-year lease at an annual rental of approximately $264,000. In late 1995 the Company began renting approximately 6,000 square feet of office space in Stafford, Texas, to house its executive offices. The annual rental on the five-year lease approximates $70,000.


ITEM 3.  LEGAL PROCEEDINGS

From time to time the Company is a party to litigation and arbitration proceedings in the ordinary course of its business, none of which is expected to have a material adverse effect on the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     Part II
                                     -------
ITEM 5.  MARKET FOR ACCEL'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

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

     1996     High      Low            1995       High    Low
     ----     ----      ---            ----       ----    ---

4th  Quarter $3.750    $2.375      4th Quarter  $3.875    $2.375
3rd  Quarter  3.250     2.375      3rd Quarter   4.875     2.750
2nd  Quarter  3.750     2.500      2nd Quarter   3.125     2.000
1st  Quarter  3.875     2.375      1st Quarter   2.875     1.750

(b) The approximate number of holders of record of ACCEL's common stock ($.10 par value) as of January 31, 1997, was 657 holders.

(c)           Dividends paid on common stock:

              1996 - -0- per share

              1995 - -0- per share

Restrictions on present or future ability to pay dividends:

The Senior Notes issued December 29, 1995 (See "Note D" in the Notes to Consolidated Financial Statements) contain certain covenants which restrict the payment of dividends to not more than 50% of the cumulative consolidated net income for the period from January 1, 1996 to and including the date of making the dividend payment.

Since June 1992, ACCEL's Board of Directors have suspended payment of cash dividends on the common stock until the Company returns to a level of profitability which will sustain such payments.

ITEM 6.  SELECTED FINANCIAL DATA

                                              ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                                 1996**        1995**         1994**         1993**        1992
                                         -------------------------------------------------------------------------
                                                  (Thousands of dollars, except per share data & ratios)
Gross premiums written                      $   58,412    $   55,443     $   60,504     $   95,766    $  122,101
Premiums ceded                                 (12,860)      (12,147)       (12,495)       (30,261)      (45,116)
Net premiums written                            45,552        43,296         48,009         65,505        76,985
Premiums earned                                 45,957        40,853         47,600         61,649        80,426
Net investment income:
     Interest and dividends                      4,416         6,488          6,678          8,397        11,831
     Realized gains                                484           455            808          1,336           701
Total revenue                                   57,820        50,475         57,519         74,810        96,043
Policy benefits                                 24,338        20,118         24,997         38,431        71,472
Income (loss) before taxes
     and other items                             1,779        (1,101)        (4,905)        (5,626)      (25,075)
Cumulative effective of change in
     accounting for income taxes                     -             -              -              -        (3,067)
Extraordinary item                                  131            -              -              -             -
Net income (loss)                                 2,104       (1,460)        (5,238)        (5,281)      (22,124)

Per common share*:
     Cumulative effect of change in
         accounting for income taxes                  -            -              -              -          (.69)
     Net income (loss)                              .36         (.33)         (1.18)         (1.19)        (4.98)
     Cash dividends                                   -            -              -              -           .07

At end of year:
     Invested assets                             74,841       63,297         98,189        126,590       139,244
     Total assets                               189,308      183,507        179,948        236,181       204,209
     Policy reserves
         and liabilities                        107,083      104,852        106,936        146,257        90,616
     Notes payable                               15,000       22,531         18,462         18,847        22,000
     Redeemable preferred stock                       -            -              -              -            73
     Common stockholders' equity                 31,641       20,560         15,366         28,583        32,361

Return on average common
     stockholders' equity                        8.06 %      (8.13)%       (23.84)%       (17.32)%      (52.29)%

Book value per common share                     $ 3.68       $ 4.62         $ 3.46         $ 6.43        $ 7.28

* Net income (loss) per common share is computed using the weighted average number of common shares outstanding during the year after giving effect to the preferred stock dividend requirement. The inclusion of common stock equivalents (options) would not be dilutive.

** The 1996, 1995, 1994 and 1993 data reflects the adoption of the Financial Accounting Standards Board's ("FASB") Statement No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Results for the Three Years Ended December 31, 1996
-------------------------------------------------------------

The Company's income before income taxes and extraordinary item for 1996 was $1,779,000. This income was primarily the result of the recognition of $4,291,085 of other income related to a legal settlement (see Discontinued Realtors' Errors and Omissions Program under Certain Events). In 1996, particularly in the first half, the Company continued to experience adverse loss development on discontinued lines of business. Adverse development on discontinued Farmowners and related lines amounted to $800,000. The Company's new Property and Casualty products, in particular Commercial Auto, had a positive underwriting result in 1996. The premium earned on this line has been continuing to grow.

The loss before income taxes for 1995 was $1,101,000. This loss was primarily driven by three factors; the foremost factor was adverse loss development on discontinued property and casualty products. The adverse development aggregated $2,400,000 which included a $1,200,000 year end reserve increase on the discontinued REO product. The adverse development was partially offset by a $500,000 favorable development on the discontinued medical business. The second factor was the incurral of legal fees related to the REO program litigation during 1995, including the Company's legal action against the entities involved in the REO program. These actions caused the incurral of legal fees of $550,000 in 1995. Lastly, during 1995 the Company incurred approximately $350,000 in severance expenses related to departed employees.

The loss before income taxes for 1994 was $4,905,000. A significant portion of the 1994 loss was related to the write off of Galaxy ($3,829,000) and Galaxy's first quarter loss ($205,000), for a total Galaxy loss of $4,034,000. In addition, several discontinued property and casualty lines continued to show adverse loss development in 1994, partially offset by positive results from the credit and extended service contract product lines.

The Company made concerted efforts in the last three years to reduce general and administrative expenses. General and administrative expenses have decreased by 4.2% in 1996 compared to 1995 and by 16.3% in 1995 compared to 1994. These expense control initiatives have allowed the Company to concentrate on its traditional profit producing lines of business (credit insurance and extended service contracts) and to begin programs in selected Property & Casualty lines in which the current management team has experience.

Table I on page 14 indicates changes in several key operating ratios for the Company. The ratios in the table are consistent with the Company's premium volume and product mix.

Revenue
-------

Gross premium writings for 1996 were $58.4 million compared to $55.4 million for 1995. The increase in 1996 was primarily the result of increases in premium levels related to the new lines of business. See Table II on page 15.

Gross premium writings for 1995 were $55.4 million compared to $60.5 million for 1994. The decrease in 1995 was primarily the result of decreases in premium levels related to discontinued lines of business. See Table II on page 15.

The Company has also experienced decreases in net investment income, excluding realized gains, since 1993. The decrease in 1994 was primarily attributable to a decrease in invested assets due to the run off of discontinued lines of business. The 1995 decrease was caused by the level of prevailing interest rates. Proceeds from the Company's maturing investments were not able to be reinvested at rates comparable to those on the maturing securities. The major portion of the decrease in 1996 is attributable to a reinsurance treaty with an unaffiliated party. Under the terms of this treaty, investment income credits related to funds held are categorized as reinsurance expense recovery as opposed to investment income.

The Company plans to concentrate its efforts on growing the credit, extended service contract and the newly introduced property and casualty program product lines.

Liquidity and Capital Resources
-------------------------------

The Company's cash flows from operations have generally been adequate for its current operating needs. Cash flows from operating activities in 1995 were adversely impacted by the reinsurance transaction dated December 29, 1995 described in "Note F" in the Notes to Consolidated Financial Statements. The Company's credit insurance policy terms and related liabilities are generally limited to a four-year period during which the consumer makes payments on the loan. The Company's liability on extended service contracts typically extends for either one-year or five-year periods. The Company's long haul trucking and charter bus business generally is written for a term of one year with the casualty claim related liabilities extending beyond that period. The Company, therefore, maintains liquidity in its investment portfolio to correspond with the liabilities outstanding on its lines of business. At December 31, 1996, the estimated duration of the Company's fixed income investment portfolio was 3.0 years while the estimated liability duration was approximately 3.5 years. Currently, an interest rate change of 1% would impact the fair value of the fixed maturity portfolio and stockholders' equity by a decline of approximately $2 million if interest rates rose and an increase of approximately $2 million if interest rates declined.

The Company's "available for sale" fixed maturity securities at December 31, 1996 include $16.5 million of mortgage-backed securities; $16.0 million of collateralized mortgage obligation securities and $8.2 million of asset-backed collateralized securities. The mortgage and asset-backed securities are subject to risks associated with variable prepayments. As such, those securities may have a different actual maturity and yield than planned at the time of purchase. The degree to which a security is susceptible to either gains or losses is influenced by the difference between its amortized cost and par value, relative sensitivity of the underlying mortgages to prepayment risk in a changing interest rate environment and relative priority of the securities in the overall securitization.

The Company limits the extent of its risks on fixed maturity securities by generally avoiding securities whose cost significantly exceeds par, by purchasing securities which are backed by stable collateral, and by concentrating on securities that are either planned amortization or sequential pay classes. The collateralized mortgage obligations and asset backed securities owned have primarily short to intermediate average lives. At December 31, 1996, the Company did not have a significant amount of higher risk mortgage or asset backed securities. There are negligible default risks on the mortgage and asset backed security portfolios as a whole as the vast majority of the assets are either guaranteed by U. S. government-sponsored entities or are supported in the securitization structure by junior securities enabling the assets to achieve high investment grade status.

Ohio domiciled insurance companies are subject to Ohio law which regulates the ability of insurance companies to pay dividends. The regulation limits the annual dividend or distribution of an insurer to the greater of (1) net income of the previous year or (2) 10% of unassigned surplus as of the end of the previous year. In addition, all dividends must come from earned surplus to qualify as a non-extraordinary dividend. Amounts greater than this would be considered extraordinary dividends and could not be paid without permission of the Ohio Department. Based on this regulation, ALIC could pay a dividend of $1,543,315 without Ohio Department approval to ACCEL in 1997 and ANIC would require Ohio Department approval to pay any dividend to ACCEL during 1997.

The Company's cash flow projections for 1996 assumed that certain events would take place in order to have sufficient cash to meet its debt service and other requirements. One of these events included the liquidation of AICL, which was concluded in the first quarter of 1996. The Company will monitor its current and future debt service requirements to coincide with cash flow availability. The Company has used a portion of the proceeds from a Rights Offering and the payment from a judgment entered in its favor in a legal proceeding (see Rights Offering and Discontinued Realtor's Errors and Omissions Program under Certain Events) to repay $4,296,000 in advances received in 1992 and 1993 from ACCEL's subsidiaries. These outstanding advances were eliminated in consolidation.

On July 25, 1996, the Company commenced an offering of non-transferable rights to stockholders of record as of June 18, 1996 (see Rights Offering under Certain Events). The Rights Offering concluded on August 28, 1996 and generated $3,261,780 in cash proceeds. A supplemental offering to employees, agents and customers concluded on September 30, 1996 and generated $141,862 in cash proceeds of which $113,355 had been received by the Company as of December 31, 1996. The cash proceeds from these offerings have been used to repay intercompany advances ($2,647,000), for the redemption of Subordinated Notes which were not tendered in the Rights Offering ($600,000) (see "Note D" in the Notes to Consolidated Financial Statements), and for general corporate purposes.

Also, under the provisions of the Rights Offering, the Company permitted Chase Insurance Holdings Corporation ("CIHC") and its affiliates to tender the principal amount of their Subordinated Notes (See "Note D" in the Notes to Consolidated Financial Statements) for cancellation as consideration (in lieu of cash) for the purchase of shares of common stock pursuant to the Rights Offering. On August 23, 1996, CIHC and its affiliates tendered $5,619,046 principal amount of their Subordinated Notes plus an additional $83,759 of accrued interest thereon under the terms of the Rights Offering. At the conclusion of the offering, CIHC and its affiliate had reduced their holding of Subordinated Notes to $0.

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

On December 29, 1995, the Company issued new senior notes (the "Senior Notes") totaling $16,500,000 at 9.50%, maturing on April 1, 2001. The proceeds from these notes were used to retire the loan outstanding under an existing credit agreement (see "Note D" in the Notes to Consolidated Financial Statements) and to liquidate an intercompany loan between ACCEL and an insurance company subsidiary. In addition, as of January 1, 1996, ALIC entered into a reinsurance agreement with an unaffiliated company to reinsure its in-force credit business. The Senior Notes are payable to the same unaffiliated company which is a party to the reinsurance agreement dated January 1, 1996. This agreement is structured such, that as future profits emerge on this block of business, these profits are held by the reinsurance company, and ultimately applied to pay interest on and to redeem the Senior Notes. Profits in excess of the amount required to retire the Senior Notes are to be returned to ALIC. As of December 31, 1996, $1,500,000 of the profits on this block of business were released to ALIC in the form of the aforementioned Senior Notes issued by ACCEL. This release resulted in a balance of $15,000,000 of Senior Notes outstanding as of December 31, 1996.

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

At December 31, 1995, the loan had an unpaid balance of $525,239. The market value of the underlying shares was $161,000. The Company revalued this loan to market value as of December 31, 1995 to allow for the release of shares to participants' accounts at an average price which more closely approximated recent market values on the Company's common stock. The decrease in the loan in 1995 was reflected through a decrease in additional paid-in capital in the accompanying consolidated balance sheets. The unpaid balance of the loan ($32,000 at December 31, 1996) has been reflected as a reduction in common stockholders' equity in the accompanying consolidated balance sheets.

During 1996, 1995 and 1994, the Company incurred ESOP contribution expenses of $187,000, $198,000 and $178,000, respectively.

The Company currently has three material lines of business that are in run-off status: the REO line, the farmowner's multi-peril and ancillary inland marine products and the auto dealers' commercial multi-peril line. Also, for information regarding Galaxy, see "Note K" in the Notes to Consolidated Financial Statements.

The estimates for policy reserves are continually under review and adjusted as necessary as experience develops or new information becomes known; such adjustments are included in current operations. These liabilities are necessarily subject to the impact of future changes in claim severity, frequency and other factors. Although considerable variability is inherent in such estimates, based on recent evaluations management believes that the current level of policy reserves will be adequate to cover anticipated claim liabilities. Accordingly, the ultimate amounts required for settlement of policy benefits may vary significantly from the amounts included in the accompanying consolidated financial statements.

The Company has reviewed Financial Accounting Standards Board ("FASB") Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" which became effective in 1996, and has determined this FASB statement will not impact the Company. The Company has also reviewed FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("FASB 123") which became effective in 1996. The Company has elected to disclose the impact of FASB 123 in the Notes to the Consolidated Financial Statements and not adopt the statement for financial statement reporting as permitted by FASB 123. The Company has also reviewed FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which becomes effective in 1997, and does not expect this FASB statement to have a material impact on the financial condition of the Company.

Although the cumulative effects of inflation on premium growth cannot be fully determined, increases in the retail price of automobiles have generally resulted in increased amounts being financed which constitute the basis of premiums charged for credit insurance. Anticipated increases in automobile repairs also provide the primary basis for increases in extended service contract premium rates.

Certain Events
--------------

Rights Offering: On July 25, 1996, the Company commenced a Rights Offering to stockholders of record as of June 18, 1996. The non-transferable subscription rights entitled stockholders of record to receive one right for each share of stock held and each right entitled the holder thereof to purchase one and one-half shares of the common stock of the Company at a subscription price of $2.25 per share. The rights expired on August 28, 1996. No commission or compensation was paid in connection with the Rights Offering. As part of the Rights Offering, the Company permitted the outstanding Subordinated Notes held by CIHC and its affiliates to be tendered for cancellation as consideration (in lieu of cash) for the purchase of shares of common stock pursuant to the Rights Offering.

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

Write Off of Investment In RGL and Galaxy: During December 1986, ACCEL invested $1,370,000 (a 20% interest) in RGL. Galaxy, a wholly owned subsidiary of RGL, was writing commercial property insurance, property and casualty, and assumed treaty reinsurance.

During the second quarter of 1991, the Company purchased 11,000 additional common shares of RGL at a cost of $992,000. The additional investment increased the Company's ownership to 31% at June 30, 1991. In July 1991, the Company purchased the remaining 69% of RGL for cash and Subordinated Notes (see "Note D" in the Notes to Consolidated Financial Statements) of $2.1 million and $5.8 million, respectively. The purchase price included goodwill of $1.2 million, of which the outstanding balance was written off in 1993.

Members of CIHC held a 45% interest in RGL prior to the acquisition by ACCEL.

For the three years ended December 31, 1993, RGL recorded losses and Galaxy's underwriting results deteriorated, resulting in the New York Department of Insurance ("New York Department") placing a moratorium on all new business as of February 28, 1994. Due to significant loss development during 1994 on Galaxy's liability lines of business, the Company contracted with an independent actuarial consultant to review the adequacy of Galaxy's loss and LAE reserves as of June 30, 1994. The findings of this review indicated the need for additional reserves which resulted in the statutory insolvency of Galaxy at June 30, 1994. Statutory capital and surplus after the reserve strengthening was a negative $2.3 million.

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

Claims Asserted by Liquidation Bureau under Certificates of Suretyship: On October 7, 1994, the Liquidation Bureau of the New York Department (the "Liquidation Bureau") took control of Galaxy pursuant to an order of liquidation of the New York Supreme Court. Prior to the liquidation of Galaxy, ANIC had issued certain certificates of suretyship ("Certificates") with respect to certain Galaxy insurance policies each of which provided that ANIC would assume the responsibilities of Galaxy under the specified policy if Galaxy became insolvent or financially unable to meet its obligations on the underlying policy, but only if certain conditions were met. In particular, the Certificates provided that ANIC's assumption of liability was contingent upon the insured's executing and delivering all agreements, assignments or evidences of subrogation satisfactory to ANIC respecting payments made or liabilities assumed.

During 1996, the Liquidation Bureau, acting on behalf of the New York Property/Casualty Insurance Security Funds (the "Guaranty Fund"), informally advised the Company that on behalf of the Guaranty Fund it intended to seek indemnification or reimbursement from ANIC for claims paid by the Guaranty Fund to Galaxy insureds on policies which may have been covered by the Certificates. The Liquidation Bureau has provided some information in response to the Company's request for accounting data and other information with respect to the Liquidation Bureau's analysis of the Guaranty Fund's right to indemnification; however, the Company has not been able to evaluate or quantify the magnitude of the potential claim, if any, for indemnification or reimbursement. The Company has taken the position that the Guaranty Fund has no right to seek indemnification unless Galaxy insureds who hold properly issued Certificates have executed assignments and evidences of subrogation. Even if any Galaxy insureds properly made such a claim directly to ANIC, the Company has been advised by its legal counsel that if ANIC paid any such claim, it would have the right, under assignment and subrogation agreements with its insureds, to assert all rights that the insureds could have asserted to recover the loss amounts from any other source, including the Guaranty Fund. In early 1997, the Liquidation Bureau requested of Companys' counsel the basis for the position taken by the Company. A written analysis supporting Company's position was subsequently issued to the Liquidation Bureau.

The Company intends to vigorously defend any claims for indemnification or reimbursement made by the Liquidation Bureau, on behalf of the Guaranty Fund, with respect to the Certificates. Although the Company is not in a position to estimate the magnitude of the potential claims for indemnification or reimbursement, it does not believe that the ultimate resolution of such claims will have a material adverse effect on the financial condition or results of operations of the Company.

Discontinued Realtors' Errors and Omissions Program: As a result of the losses sustained in the REO program, and in particular, conduct discovered by the Company after it assumed responsibility for claims processing and handling, the Company filed suit in November 1991 against the non-affiliated marketing organization and broker involved in the program.

The lawsuit sought to recover funds improperly withdrawn from the account established for the payment of claims under the program; for damages due to business expenses improperly charged against such funds; and for improper administration of the program. ACCEL and ANIC entered into an arrangement whereby ANIC's rights under the lawsuit were transferred to ACCEL in exchange for a $4,000,000 collateral loan issued to ANIC which was recorded as a capital contribution. The transaction and related agreements were approved by the Ohio Department. The loan agreement and accompanying promissory note called for interest at the 13 week Treasury Bill rate plus 100 basis points. The principal of $4,000,000 was paid in full on December 29, 1995.

In late 1995, ACCEL was awarded $5,300,000 in damages related to this litigation. Pursuant to settlements reached with all of the parties, ACCEL received a total of $4,291,085 in 1996. With the approval of the Ohio
Department, the proceeds from the settlement were shared equally between ACCEL and ANIC. The Company requested the sharing agreement due to the continuing losses in the REO program realized by ANIC since 1991. The Company has recorded the recovery as "Other income" in the accompanying consolidated statement of operations for the year ended December 31, 1996.

                                                  TABLE I

Several key operating ratios of the Company are as follows:

                                                  Consolidated Results
                                         -------------------------------------
                                         (Thousands of dollars, except ratios)
                                               1996       1995       1994
                                           ---------  ---------  ---------
Gross premiums written                     $ 58,412   $ 55,443   $ 60,504
                                           =========  =========  =========
Net premiums earned                        $ 45,957   $ 40,853   $ 47,600
                                           =========  =========  =========
RATIOS:
   Policy benefits to net premiums earned      53.0%      49.2%      52.5%
   Commissions and selling expenses and
      general and administrative expenses
      to gross premiums written                50.7%      57.0%      52.3%
   Commissions and selling expenses,
      reinsurance expense recovery
      and change in deferred policy
      acquisition costs to net premiums
      earned                                   44.3%      49.3%      43.6%
   Taxes, licenses and fees to gross
      premiums written                          3.2%       3.1%       3.1%

                                                             TABLE II

                                                Changes in Gross Premiums Written
                                                      Year Ended December 31
                                              (Thousands of dollars, except ratios)
                                                                              1996                    1995
                                                                               vs.        %            vs.           %
Gross Premiums Written                      1996       1995        1994       1995     Change         1994        Change
=====================================   ===========================================================================================
Continuing lines of business:
     Credit                             $ 34,126   $ 42,338   $  43,905   $ (8,212)    (19.4)%    $ (1,567)       (3.6)%
     Extended service contracts            8,375      7,777       8,221        598       7.7 %        (444)       (5.4)%
     Commercial auto                      13,793          -           -     13,793       N/A             -            -
     Other property/casualty lines           118         58          42         60     103.4 %          16        38.1 %
                                        ---------  ---------  ----------  ---------  ----------  ----------  ------------
        Total continuing lines            56,412     50,173      52,168      6,239      12.4 %      (1,995)       (3.8)%
                                        ---------  ---------  ----------  ---------  ----------  ----------  ------------

Discontinued lines of business:
     Medical and miscellaneous
        life and health                      642        776       1,751       (134)    (17.3)%        (975)      (55.7)%
     Vendor's single interest                (59)      (798)     (5,451)       739      92.6 %       4,653       (85.4)%
     Agriculture, REO and other
        property & casualty                  362      5,292      10,091     (4,930)    (93.2)%      (4,799)      (47.6)%
     Commercial multi-peril                1,055          -           -      1,055       N/A             -            -
     Galaxy Insurance Company                  -          -       1,945          -           -      (1,945)     (100.0)%
                                        ---------  ---------  ----------  ---------  ----------  ----------  ------------
        Total discontinued lines           2,000      5,270       8,336     (3,270)     (62.0)%     (3,066)      (36.8)%
                                        ---------  ---------  ----------  ---------  ----------  ----------  ------------
             Gross premiums written     $ 58,412   $ 55,443   $  60,504   $  2,969        5.4 %  $  (5,061)       (8.4)%
                                        =========  =========  ==========  =========  ==========  ==========  ============

                           ANNUAL REPORT ON FORM 10-K

                  ITEM 8, ITEM 14 (a) (1) and (2), (c) and (d)

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                CERTAIN EXHIBITS

                          FINANCIAL STATEMENT SCHEDULES

                          YEAR ENDED DECEMBER 31, 1996

                         ACCEL INTERNATIONAL CORPORATION

                                  DUBLIN, OHIO

                          INDEPENDENT AUDITORS' REPORT






The Board of Directors and Stockholders
ACCEL International Corporation:


We have audited the consolidated financial statements of ACCEL International Corporation and subsidiaries (the Company) as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ACCEL International Corporation and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                                           KPMG Peat Marwick LLP




Columbus, Ohio
March 14, 1997

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                              December 31,
                                                             1996      1995
                                                         --------- ---------
                                                        (Thousands of dollars)
ASSETS

Investments--Notes B and F:
   Investments available for sale, at fair value:
      Fixed maturities (cost: 1996--$58,889,000;
         1995--$53,427,000)                              $ 58,281  $ 53,204
      Equity securities (cost:  1996--$5,514,000;
            1995--$5,433,000)                               5,511     5,451
      Short-term investments
            (cost:  1996--$10,670,000; 1995--$4,278,000)   10,703     4,278
   Other invested assets at cost
      (fair value:  1996--$346,000; 1995--$364,000)           346       364
                                                         --------- ---------
                                                           74,841    63,297

Cash                                                        3,331     5,039

Receivables:
     Premiums in process of transmittal--Note E, less
        allowance (1996--$223,000; 1995--$154,000)          7,286     1,779
     Amounts due from reinsurers--Note F,
        less allowance (1996 and 1995--$125,000)           11,138     9,119
     Recoverable federal income taxes--Note G               1,019        70
                                                         --------- ---------
                                                           19,443    10,968

Accrued investment income                                     652       557
Prepaid reinsurance premiums--Note F                       15,036    14,895
Reinsurance premium deposits--Note F                       42,615    51,634
Deferred policy acquisition costs                          30,946    31,839
Equipment--at cost, less accumulated
     depreciation (1996--$162,000;  1995--$564,000)           231       187
Leasehold improvements, less accumulated amortization
     (1996--$26,000)                                          152         -
Property occupied by the Company--at cost, less
     accumulated depreciation
     (1995--$2,382,000)                                         -     3,167
Other assets:
     Cost in excess of fair value of net assets of
        subsidiaries at dates of acquisition ($4,448,000)
        less accumulated amortization                         716       822
     Funds held under reinsurance agreements--Note F          406       829
     Other                                                    939       273
                                                         --------- ---------
                                                            2,061     1,924
                                                         --------- ---------
                                                         $189,308  $183,507
                                                         ========= =========
                                                                     (Continued)

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                                              December 31,
                                                             1996      1995
                                                         --------- ---------
                                                        (Thousands of dollars)
LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

Policy Reserves and Liabilities:
   Unearned premium reserves--Note F                     $ 81,820  $ 82,080
   Insurance claims--Notes F and H                         25,256    22,761
   Other                                                        7        11
                                                         --------- ---------
                                                          107,083   104,852
Other Liabilities:
   Funds held under reinsurance agreements--Note F          2,920     3,072
   Deferred reinsurance commissions--Note F                13,902    15,663
   Amounts due reinsurers--Note F                           6,133     4,442
   Notes payable--Notes D and F                            15,000    22,531
   Commissions payable                                      5,163     5,010
   Accounts payable and other liabilities                   2,788     2,353
   Deferred federal income taxes--Note G                    4,678     5,024
                                                         --------- ---------
                                                           50,584    58,095
                                                         --------- ---------
                                                          157,667   162,947
                                                         --------- ---------
Commitments and Contingencies--Notes F and N

Redeemable Preferred Stock:
   Authorized shares--1,000,000;
      no issued or outstanding shares                           -         -

Common stockholders' equity--Notes C, D, G, I and P:
   Common stock, $.10 par value
      Authorized shares (1996--15,000,000;
         1995--10,000,000)
      Issued shares (1996--9,401,162;
         1995--5,243,852)                                     940       524
   Additional paid-in capital                              32,507    23,702
   Retained earnings                                        5,403     3,299
   Less 797,420 treasury shares at cost                    (6,599)   (6,599)
   ESOP loan--Note L                                          (32)     (161)
   Net unrealized depreciation on investment
      securities--Note B                                     (578)     (205)
                                                         --------- ---------
         Net common stockholders' equity                   31,641    20,560
                                                         --------- ---------
                                                         $189,308  $183,507
                                                         ========= =========

     See notes to consolidated financial statements.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                       Year Ended December 31,
                                                                            1996                 1995                1994
                                                                ------------------  -------------------  ------------------
                                                                      (Thousands of dollars, except per share data)
REVENUE:
     Gross premiums written--Notes E and F                              $  58,412            $  55,443           $  60,504
     Less reinsurance ceded--Note F                                        12,860               12,147              12,495
                                                                ------------------  -------------------  ------------------
        Net premiums written                                               45,552               43,296              48,009
     Decrease (increase) in unearned premium reserves                         405               (2,443)               (409)
                                                                ------------------  -------------------  ------------------
        Premiums earned--Note F                                            45,957               40,853              47,600
     Net investment income--Note B:
        Interest and dividends                                              4,416                6,488               6,678
        Realized gains                                                        484                  455                 808
     Service fees on extended service
        contracts                                                           2,450                2,137               2,063
     Other income--Note S                                                   4,513                  542                 370
                                                                ------------------  -------------------  ------------------
                                                                           57,820               50,475              57,519
BENEFITS AND EXPENSES:
     Policy benefits--Notes F and H                                        24,338               20,118              24,997
     Commissions and selling expenses                                      22,145               23,780              22,296
     Reinsurance expense recovery--Note F                                  (2,670)              (2,880)             (3,611)
     General and administrative                                             7,486                7,817               9,336
     Taxes, licenses and fees                                               1,880                1,743               1,903
     Interest--Note D                                                       1,969                1,748               1,589
     Decrease (increase) in deferred policy
        acquisition costs                                                     893                 (750)              2,085
     Write off of subsidiary--Note K                                            -                    -               3,829
                                                                ------------------  -------------------  ------------------
                                                                           56,041               51,576              62,424
                                                                ------------------  -------------------  ------------------

        INCOME (LOSS) BEFORE FEDERAL INCOME
            TAXES AND EXTRAORDINARY ITEM                                    1,779              (1,101)             (4,905)
Federal income taxes--Note G:
     Current expense                                                          152                  273                 219
     Deferred expense (benefit)                                              (346)                  86                 114
                                                                ------------------  -------------------  ------------------
                                                                             (194)                 359                 333
                                                                ------------------  -------------------  ------------------
        INCOME (LOSS) BEFORE EXTRAORDINARY
            ITEM                                                            1,973               (1,460)             (5,238)
Extraordinary item--gain on
     extinguishment of debt--Note D                                           131                    -                   -
                                                                ------------------  -------------------  ------------------
        NET INCOME (LOSS)                                               $   2,104            $  (1,460)          $  (5,238)
                                                                ==================  ===================  ==================

 Per Common Share:
     Net income (loss) before extraordinary item                        $    0.34            $   (0.33)          $   (1.18)
     Extraordinary item                                                       .02                    -                   -
                                                                ------------------  -------------------  ------------------
     Net income (loss)
                                                                        $    0.36            $   (0.33)          $   (1.18)
                                                                ==================  ===================  ==================
Weighted average number of common
     shares outstanding                                                 5,904,398            4,446,432           4,446,432
                                                                ==================  ===================  ==================

See notes to consolidated financial statements.

                                          ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                                                 Three Years Ended December 31, 1996
                                                       (Thousands of dollars)
                                                                                                 Net
                                                                                              unrealized
                                                                                              appreciation
                                                                       Common                 (depreci-    Foreign
                                                Additional              stock                 ation) on   currency
                                     Common     paid-in     Retained   held in       ESOP     investment translation
                                     stock      capital     earnings   treasury      loan     securities adjustments   Total
                                     -----      -------     --------   --------     -----    ----------  -----------  -------
    Balances at December 31, 1993    $    524   $  24,066   $  9,997   $ (6,599)  $    (720)  $  1,496   $   (181)  $   28,583
       Payments on ESOP loan                -           -          -          -          93          -          -           93
       Change in net unrealized
          depreciation on
          investment securities             -           -          -          -           -     (8,168)         -       (8,168)
       Change in foreign currency
          translation adjustment            -           -          -          -           -          -         96           96
       Net loss                             -           -     (5,238)         -           -          -          -       (5,238)
                                       -------    -------    -------    -------     -------    -------    -------      -------
    Balances at December 31, 1994         524      24,066      4,759     (6,599)       (627)    (6,672)       (85)      15,366
       Payments on and write down
          of ESOP loan--Note L              -        (364)         -          -         466          -          -          102
       Change in net unrealized
          depreciation on
          investment securities             -           -          -          -           -      6,467          -        6,467
       Change in foreign currency
          translation adjustment            -           -          -          -           -          -         85           85
       Net loss                             -           -     (1,460)         -           -          -          -       (1,460)
                                       -------    -------    -------    -------     -------    -------    -------      -------
    Balances at December 31, 1995         524      23,702      3,299     (6,599)       (161)      (205)         -       20,560
       Payments on ESOP loan                -           -          -          -         129          -          -          129
       Change in net unrealized
          depreciation on
          investment securities             -           -          -          -           -       (373)         -         (373)
       Issuance of 110,000 shares of
          Common Stock under Common
          Stock Option Plan--Note I        11         223          -          -           -          -          -          234
       Issuance of 4,047,310 shares of
          Common Stock in conjunction
          with the Rights Offering and
          the Supplemental Offering       405       8,582          -          -           -          -          -        8,987
       Net income                           -           -      2,104          -           -          -          -        2,104
                                       -------    -------    -------    -------     -------    -------    -------      -------
    Balances at December 31, 1996     $   940     $32,507    $ 5,403    $(6,599)    $   (32)   $  (578)         -      $31,641
                                       =======    =======    =======    =======     =======    =======    =======      =======

See notes to unaudited consolidated financial statements.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Year Ended December 31,
                                                                                      1996          1995         1994
                                                                               ------------  ------------  ------------
                                                                                       (Thousands of dollars)
OPERATING ACTIVITIES:
     Net income (loss) before extraordinary item                                $    1,973    $   (1,460)   $  (5,238)

     Adjustments to reconcile net income (loss) to net
         cash used in operating activities:
            Change in premiums receivable                                           (5,576)        1,789        3,266
            Change in accrued investment income                                        (95)          250          191
            Change in prepaid reinsurance premiums                                    (141)        3,812        9,208
            Change in funds held under reinsurance
                agreements                                                             271         (292)       (1,196)
            Change in unearned premium reserves                                       (260)      (1,682)       (7,449)
            Change in insurance claim reserves                                       2,495         (398)      (12,435)
            Change in amounts due reinsurers
                and amounts due from reinsurers                                     (1,828)      (3,310)        7,298
            Change in other assets, other liabilities
                and accured income taxes                                            (1,463)       1,683          (860)
            Interest paid in kind                                                      403          569           515
            Accrual of discount on bonds                                              (234)        (461)         (128)
            Amortization of premium on bonds                                           101          172           116
            Amortization of deferred policy acquisition
                costs                                                               20,290       20,743        24,414
            Policy acquisition costs deferred                                     (19,397)      (21,493)      (22,329)
            Reinsurance commissions earned                                        (33,645)      (13,329)      (12,763)
            Reinsurance commissions received                                       31,884        11,162        11,708
            Provision for depreciation and amortization                               286           412           528
            Write off of subsidiary                                                     -             -         3,829
            Net realized gains on investments                                        (484)         (455)         (808)
                                                                               ------------  ------------  ------------
NET CASH USED IN OPERATING ACTIVITIES
     BEFORE EXTRAORDINARY ITEM                                                     (5,420)       (2,288)       (2,133)
            Extraordinary gain                                                        131             -             -
                                                                               ------------  ------------  ------------
NET CASH USED IN OPERATING ACTIVITIES                                              (5,289)       (2,288)       (2,133)
                                                                               ------------  ------------  ------------
                                                                                                           (Continued)

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                                                                          Year Ended December 31,
                                                                                      1996          1995         1994
                                                                               ------------  ------------  ------------
                                                                                       (Thousands of dollars)
INVESTING ACTIVITIES:
     Sale of investments available for sale                                         16,219        49,159       38,103
     Purchase of investments available for sale                                    (27,665)       (7,067)     (35,574)
     Sale of property occupied by the Company                                        3,298             -            -
     Other, net                                                                       (337)         (122)         (59)
                                                                               ------------  ------------   -----------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                 (8,485)       41,970        2,470
                                                                               ------------  ------------   -----------
FINANCING ACTIVITIES:
     Payment on ESOP loan                                                              129           102           93
     Repayment of notes payable                                                       (600)      (13,000)           -
     Issuance of notes payable                                                           -        16,500            -
     Debentures redeemed                                                                 -             -         (900)
     Issuance of Common Stock under Stock Option Plan                                  234             -            -
     Issuance of Common Stock under Rights Offering                                  3,284             -            -
     Change in reinsurance premium deposit                                           9,019       (39,289)      (1,251)
                                                                               ------------  ------------   -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                 12,066       (35,687)      (2,058)
                                                                               ------------  ------------   -----------
     NET INCREASE (DECREASE) IN CASH                                                (1,708)        3,995       (1,721)
Cash at beginning of year                                                            5,039         1,044        2,765
                                                                               ------------  ------------   -----------
CASH AT END OF YEAR                                                             $    3,331    $    5,039     $  1,044
                                                                               ============  ============   ===========

Supplemental schedule of non-cash financing activities:
     Cancellation of Subordinated Notes as consideration
     for the purchase of Common Stock--Note D                                   $    5,703             -            -
                                                                               ============  ============   ===========
     Transfer of note payable to subsidiary--Note D                             $    1,500             -             -
                                                                               ============  ============   ===========

See notes to consolidated financial statements.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1996, 1995 and 1994

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

Description of Business: ACCEL is an insurance holding company incorporated in Delaware in June 1978 as the successor to an Ohio corporation, formerly Acceleration Corporation, organized in 1969. The Company has been engaged in the sale and underwriting of credit life and credit accident and health insurance, extended service contracts, commercial auto and other specialty casualty products. The credit insurance and extended service contract products continue to be offered to consumers, principally through automobile dealers, financial institutions and other business entities. The specialty casualty products are offered through general agents. The Company is subject to competition from other insurers throughout the states in which it writes business. The Company is also subject to regulation by the Insurance Departments of states in which it is licensed, and undergoes periodic examinations by those departments.

The following is a description of the most significant risks facing life and health and property/casualty insurers and how the Company mitigates those risks:

     Legal/Regulatory Risk is the risk that changes in the legal or regulatory environment in which an insurer operates will create additional expenses not anticipated by the insurer in pricing its products. That is, regulatory initiatives, new legal theories or insurance company insolvencies through guaranty fund assessments may create costs for the insurer beyond those currently recorded in the consolidated financial statements. The Company mitigates this risk by operating throughout the United States, thus reducing its exposure to any single jurisdiction, and also by employing underwriting and loss adjusting practices which identify and minimize the adverse impact of this risk.

     Credit Risk is the risk that issuers of securities owned by the Company will default or that other parties, including reinsurers, which owe the Company money, will not pay. The Company minimizes this risk by adhering to a conservative investment strategy, by maintaining reinsurance and credit and collection policies and by providing for any amounts deemed uncollectible.

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

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE A--SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

Investments: The Company classifies its fixed maturity and equity securities as available for sale, therefore these securities are carried at fair value and the unrealized appreciation or depreciation is reported as a separate component of common stockholders' equity after giving effect to applicable income taxes.

Short-term investments, which include U. S. Treasury securities, commercial paper and certificates of deposit are carried at fair value which approximates cost.

Other invested assets are carried at cost which approximates fair value.

Realized gains and losses on the disposal of investments are determined by specific identification and are included in the consolidated statements of operations.

When an other than temporary decline in value is recognized, the specific investment is carried at estimated realizable value and its original book value is reduced to reflect such impairment of the investment. Such reductions in book value are reflected in realized investment losses for the period in which they were written down. For mortgage backed securities, when the present value of estimated future cash flows discounted at a risk-free rate of return is less than the cost basis of the investment, an impairment loss is recognized by writing the investment down to its fair value.

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

The tax ramifications of the related unrealized gains and losses may have a significant effect on fair value estimates and have not been considered in the estimates.

The carrying amounts reported in the consolidated balance sheets for cash, short-term investments, accrued investment income, premiums in process of transmittal, and amounts due from reinsurers approximate their fair value.

Fair value for fixed maturity, equity and asset and mortgage backed securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments at amortized value (see Note B).

The fair value of notes payable is estimated using discounted cash flow analyses, based on ACCEL's current incremental borrowing rates for similar types of borrowing arrangements (see Note G).

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

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE A--SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

Equipment and Depreciation: Equipment is carried at cost less accumulated depreciation. Depreciation is provided using the straight-line method over an estimated useful asset life of five years.

Leasehold  Improvements:    Leasehold  improvements are  carried  at  cost  less
accumulated amortization. Amortization is provided using the straight-line method over the term of the five year lease.

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

Premium Income Recognition and Unearned Premium Reserves: Unearned premium reserves on credit life and credit accident and health insurance are calculated primarily under the "Rule of 78's Method", which results in premium income being recognized in decreasing proportions over the terms of the policies, which approximates the pattern of policy benefits incurred.

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

Deferred Reinsurance Commissions: Commissions and ceding fees received in connection with premiums ceded are deferred and amortized in a manner related to the recognition of premiums earned. Substantially all such commissions and ceding fees are amortized within a four-year period. Earned ceding fees, commissions and experience refunds are reported as reinsurance expense recoveries in the consolidated statements of operations.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE A--SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

Stock Option Plans: Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted the Financial Accounting Standards Board's (FASB) Statement No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, FASB No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in FASB No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of FASB No. 123 (see Note I).

Earnings Per Common Share: Net income and net loss per common share are computed using the weighted average number of common shares outstanding during the period. The inclusion of common stock equivalents (options) would not be dilutive.

Reclassifications:   Certain amounts in the 1995 and 1994 consolidated financial statements have been reclassified to conform with the 1996 presentation.


NOTE B--INVESTMENTS

At December 31, 1996 and 1995, investments in cash and securities with a carrying value of $10,056,000 and $9,108,000, respectively, were on deposit with state insurance departments to satisfy regulatory requirements. Cash and securities with a carrying value of $22,502,000 and $19,879,000 at December 31, 1996 and 1995, respectively, were on deposit as security funds in connection with reinsurance treaties.

The change in net unrealized gains (losses) on fixed maturity and equity securities is summarized as follows:

                                             Year Ended December 31,
                                        1996            1995            1994
                                   -----------     -----------     -----------
                                               (Thousands of dollars)
Securities available for sale:
  Fixed maturities                     $(385)        $ 6,417         $(8,054)
  Equity securities                      (21)             50            (114)
  Short-term investments                  33               -               -
                                   -----------     -----------     -----------
                                       $(373)        $ 6,467         $(8,168)
                                   ===========      ==========     ===========

Realized gains (losses) on investments are summarized as follows:

Securities available for sale:
  Fixed maturities:
    Gross realized gains              $  158         $   607         $   194
    Gross realized losses               (150)           (284)           ( 35)

  Equity securities:
    Gross realized gains                 307             106             148
    Gross realized losses                  -               -               -

  Other invested asset gains             169              26             501
                                   -----------     -----------     -----------
                                      $  484         $   455         $   808
                                   ===========      ==========     ===========

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE B--INVESTMENTS--(CONTINUED)

The major sources of investment income are summarized as follows:

                                             Year Ended December 31,
                                        1996            1995            1994
                                   -----------     -----------     -----------
                                               (Thousands of dollars)
Fixed maturities                     $ 3,865         $ 5,669         $ 6,307
Equity securities                        288             181             113
Short-term investments                   440             927             333
Other                                     55             431             469
                                   -----------     -----------     -----------
                                       4,648           7,208           7,222
Investment expenses                     (232)           (720)           (544)
                                   -----------     -----------     -----------
  Net investment income              $ 4,416         $ 6,488         $ 6,678
                                   ===========      ==========     ===========

The amortized cost and estimated fair value of fixed maturity securities by category, all of which were available for sale, are as follows:

                                                    Gross      Gross
                                    Amortized  unrealized unrealized      Fair
                                         cost       gains     losses     value
                                   ----------  ---------- ---------- ---------
                                              (Thousands of dollars)

December 31, 1996
-----------------
U. S. Treasury and U. S. government
   agency securities                $ 13,120   $      99   $    (26) $ 13,193
State and political subdivision
   securities                            940          20          -       960
Mortgage-backed securities            16,590          48       (638)   16,000
Collateralized mortgage obligations   15,972         101       (135)   15,938
Asset-backed securities                8,181          73       (160)    8,094
U. S. corporate securities             3,541          51        (38)    3,554
Redeemable preferred stocks              545           -         (3)      542
                                    ---------  ----------  --------- ---------
      Total                         $ 58,889   $     392   $ (1,000) $ 58,281
                                    =========  ==========  ========= =========

December 31, 1995
-----------------
U. S. Treasury and U. S. government
   agency securities                $  9,310   $     274   $      -  $  9,584
State and political subdivision
   securities                          1,255          35          -     1,290
Mortgage-backed securities            15,887          66       (104)   15,849
Collateralized mortgage obligations   11,587          53       (604)   11,036
Asset-backed securities               13,740         203       (206)   13,737
U. S. corporate securities             1,000          26          -     1,026
Redeemable preferred stocks              648          34          -       682
                                    ---------  ----------  --------- ---------
      Total                         $ 53,427   $     691   $   (914) $ 53,204
                                    =========  ==========  ========= =========

The amortized cost and estimated fair value of fixed maturity securities, all of which were available for sale, at December 31, 1996, by contractual maturity, are summarized as follows:

                                               Amortized               Fair
Maturity                                            cost              value
--------                                      ----------         ----------
                                                 (Thousands of dollars)
Due in one year or less                       $   4,972          $   4,989
Due after one year through five years             7,446              7,522
Due after five years through ten years            4,288              4,308
Due after ten years                               1,440              1,430
Mortgage-backed securities                       16,590             16,000
Collateralized mortgage obligations              15,972             15,938
Asset-backed securities                           8,181              8,094
                                              ----------         ----------
        Total                                 $  58,889            $58,281
                                              ==========         ==========

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE B--INVESTMENTS--(CONTINUED)

The expected maturities in the foregoing table will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty. Mortgage-backed securities owned have an expected weighted average maturity of over 10 years.

Proceeds from the sale of securities available-for-sale during 1996, 1995 and 1994 were $2,973,000, $18,456,000 and $3,467,000, respectively. Gross gains of
$408,000  ($444,000  in 1995 and  $211,000  in 1994)  and  gross  losses of $-0-
($25,000 in 1995 and $31,000 in 1994) were realized on those sales.

One asset-backed security held by the Company was written down by $150,000 and $200,000 in 1996 and 1995, respectively. These write downs are included in realized gains in the accompanying consolidated statements of operations.


NOTE C--STOCKHOLDERS' EQUITY AND TRANSFER LIMITATIONS

Generally, the net assets of the consolidated insurance subsidiaries available for transfer to ACCEL are limited to the amounts that the insurance subsidiaries' net assets, as determined in accordance with statutory accounting practices, exceed minimum statutory capital and surplus requirements; however, payments of such amounts as dividends from each insurance subsidiary are currently subject to regulation by Ohio law. Based on this law, Acceleration Life Insurance Company ("ALIC") could pay a dividend of $1,543,315 to ACCEL in 1997 without approval of the Department of Insurance of the State of Ohio ("Ohio Department"). Acceleration National Insurance Company ("ANIC") would require Ohio Department approval to pay any dividend to ACCEL during 1997.

The statutory basis capital and surplus and net income (loss) of the insurance subsidiaries included in the Company's consolidated financial statements, as reported to insurance regulatory authorities, are summarized as follows:

                                        Life/            Property/
                                       Health             Casualty
                                      --------          -----------
                                          (Thousands of dollars)
Statutory capital and surplus
  at December 31:
             1996                     $15,122              $13,017
             1995                      13,010               10,037

Statutory net income (loss) for
  year ended December 31:
             1996                      $1,543             $    884
             1995                        (713)              (2,574)
             1994                       1,165               (1,537)


NOTE D--NOTES PAYABLE

In 1991, ACCEL issued $5,848,000 of subordinated notes (the "Subordinated Notes"). The Subordinated Notes had a nine-year term with no principal payable until maturity, and bear interest at 10.125% per annum. Effective June 30, 1992, ACCEL amended the notes to permit the issuance of additional notes for the purpose of making interest payments, provided, however, that ACCEL may at its option pay cash in lieu of issuing additional notes in any denomination of less than $1,000. As a result, ACCEL issued additional notes totaling $403,000 and $569,000 for the 1996 and 1995 interest payments, respectively.

Of the Subordinated Notes described above, a significant portion were held by Chase Insurance Holdings Corporation ("CIHC"), a company related through common ownership by a stockholder and director of the Company.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE D--NOTES PAYABLE--(CONTINUED)

On July 25, 1996, the Company commenced an offering of non-transferable rights (the "Rights Offering") to stockholders of record as of June 18, 1996. Under the provisions of the Rights Offering, the Company permitted CIHC and its affiliate to tender the principal amount of their Subordinated Notes for cancellation as consideration (in lieu of cash) for the purchase of shares of common stock pursuant to the Rights Offering. On August 23, 1996, CIHC and its affiliate tendered $5,619,046 principal amount of their Subordinated Notes plus an additional $83,759 of accrued interest thereon under the terms of the Rights Offering. At the conclusion of the offering, CIHC and its affiliate had reduced their holding of Subordinated Notes to $0.

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

At December 31, 1994, the effective interest rate and outstanding loan balance under a credit agreement (the "Credit Agreement") were 8.75% and $13,000,000, respectively. On February 7, 1995 the Company renegotiated the terms of the Credit Agreement. Under the amended Credit Agreement, the quarterly principal payments scheduled to begin in 1995 were waived. Specific principal payments totaling up to $1.5 million were due on June 30, 1995 and December 31, 1995. The loan was to be payable in full on June 30, 1997

On December 29, 1995, the Company issued senior notes (the "Senior Notes") totaling $16,500,000 at 9.50%, maturing on April 1, 2001. The proceeds from these notes were used to retire the loan outstanding under the aforementioned Credit Agreement and to liquidate an intercompany loan between ACCEL and an insurance subsidiary. In addition, as of January 1, 1996, ALIC entered into a reinsurance agreement with an unaffiliated company to reinsure the majority of the in-force credit business. The Senior Notes are payable to the same unaffiliated company which is a party to the reinsurance agreement dated January 1, 1996. This agreement is structured such, that as future profits emerge on this block of business, these profits are held by the reinsurance company, and ultimately applied to pay interest on and to redeem the Senior Notes. Profits in excess of the amount required to retire the Senior Notes are to be returned to ALIC. As of December 31, 1996, $1,500,000 of the profits on this block of business were released to ALIC in the form of the aforementioned Senior Notes. This release resulted in a balance of $15,000,000 of Senior Notes outstanding as of December 31, 1996. The fair value of these Senior Notes as of December 31, 1996 was $8,100,000.

During 1996, 1995 and 1994, ACCEL paid interest on notes of $403,000, $1,125,000 and $974,000, respectively.


NOTE E--BUSINESS CONCENTRATION

With first year premium written of $13,800,000 and gross earned premium of $8,400,000, Commercial Auto has become a primary product line for the Company. This program is marketed by a general agent located in Melbourne,
Florida-Transportation Insurance Specialists (TIS). At year end 1996, the premium receivable, net of commission, due from TIS was $5,200,000.


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

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE F--REINSURANCE--(CONTINUED)

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

The effect of this agreement is to increase statutory capital and surplus of ALIC, a wholly owned subsidiary of ACCEL, by $14,416,000 and $14,512,000 as of December 31, 1996 and 1995, respectively.

On January 1, 1996 the Company terminated its quota share reinsurance agreement and elected to recapture the liabilities subject to the treaty. The liabilities recaptured thereunder were then available for cession under the treaty described below. The unearned premium reserves and claim liabilities recaptured were $29,753,000 and $8,424,000, respectively.

Concurrent with this termination, the Company entered into a reinsurance agreement with a different unaffiliated reinsurer (which is also the buyer of the Senior Notes discussed in Note D) to reinsure a substantial portion of the in-force credit life and accident and health insurance business, including the amounts recaptured. This agreement is structured in such a way that as future profits emerge on this block of business, a substantial portion of the Company's share of the profits will be used over the next four to five years to pay fees and interest to the reinsurer and redeem the new Senior Notes of $16,500,000 (see Note D). In connection with this agreement, approximately $40,000,000 of assets were transferred to the reinsurer on December 29, 1995, as agreed to by all parties. The unearned premium reserves and liability for insurance claims subject to cession under this treaty approximated $48,616,000 and $9,919,000, respectively, as of January 1, 1996.

Prior to December 31, 1995, a security fund had been maintained, primarily comprised of fixed maturities, for the benefit of the reinsurer. Pursuant to the termination of the agreement effective January 1, 1996, as discussed above, certain investments were liquidated from the security fund on December 29, 1995. Proceeds from this liquidation, along with other funds, were transferred on December 29, 1995 to the reinsurer who is party to the agreement dated January 1, 1996. These amounts are included in "Reinsurance Premium Deposits" on the accompanying consolidated balance sheets as of December 31, 1996 and 1995.

Direct Business Ceded--Other Quota Share: The Company reinsures a portion of its group life and health care insurance with several unaffiliated companies. The effect of this reinsurance is to transfer the risk, the underwriting income or loss, and the investment income related to the premiums ceded. In 1993, the Company entered into reinsurance agreements with unaffiliated reinsurers related to certain additional product lines. The effect of such reinsurance arrangements is to transfer 100% of the related risk to the reinsurers. Premiums ceded associated with these agreements and included in the accompanying consolidated statements of operations amounted to $496,000, $633,000 and $980,000 in 1996, 1995 and 1994, respectively.

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

Written premiums included in the accompanying consolidated statements of operations that have been ceded, or which are subject to cession under all such agreements, amounted to $5,669,000, $7,429,000 and $10,284,000 in 1996, 1995 and
1994, respectively.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE F--REINSURANCE--(CONTINUED)

Other Reinsurance: Credit life and credit accident and health premiums assumed by the Company relating to business written in Pennsylvania by an unaffiliated carrier, amounted to $3,633,000, $6,308,000 and $7,640,000 in 1996, 1995 and
1994, respectively. Unearned premium reserves and the liability for insurance claims at December 31, 1996 include $8,279,000 and $3,352,000, respectively ($10,904,000 and $3,243,000 at December 31, 1995, respectively), for risks assumed under this agreement.

On July 31, 1996 this agreement was terminated. The obligations relating to the in-force business shall remain in effect until such business expires.

As of December 31, 1992, the Company entered into a reinsurance agreement with unaffiliated reinsurers whereby the Company cedes 100% of the premiums written in connection with vendor's single interest insurance. In mid 1994, a substantial part of the remaining in-force business was assumed by an unaffiliated reinsurer, and resulted in a return of premiums. The VSI product was forced-placed when the borrower could not demonstrate coverage for the automobile that was securing the loan with the lending institution. Premiums ceded under this agreement were $(63,000), $(858,000) and $(6,024,000) for 1996,
1995 and 1994,  respectively.  Policy  benefit  expense in 1996,  1995 and 1994, respectively, has been reduced by $83,000, $104,000 and $1,407,000 in conjunction with these agreements.

The Company also entered into reinsurance agreements with several unaffiliated reinsurers related to certain property and casualty lines of business written by the Company. Unearned premium reserves and the liability for insurance claims associated with these agreements at December 31, 1996 are $5,572,000 and $5,820,000, respectively ($2,645,000 and $2,240,000 at December 31, 1995,
respectively).

The following data summarizes certain aspects of the Company's reinsurance activity for 1996, 1995 and 1994.

Premiums written and earned in 1996, 1995 and 1994 are summarized as follows:

                       1996                  1995                  1994
                     --------              --------              --------
                Written     Earned    Written     Earned    Written     Earned
               --------------------  --------------------  --------------------
                                    (Thousands of dollars)
Direct         $ 54,779   $ 52,417   $ 49,135   $ 50,265   $ 52,864   $ 59,789
Assumed           3,633      6,259      6,308      6,864      7,640      7,004
Ceded           (12,860)   (12,719)   (12,147)   (16,276)   (12,495)   (19,193)
               ---------  ---------  ---------  ---------  ---------  ---------
Net premiums   $ 45,552   $ 45,957   $ 43,296   $ 40,853   $ 48,009   $ 47,600
               =========  =========  =========  =========  =========  =========


Policy benefits incurred in 1996, 1995 and 1994 are summarized as follows:


                       1996                  1995                  1994
                     ---------             ---------             ---------
                                    (Thousands of dollars)
Direct               $ 27,602              $ 24,900              $ 31,567
Assumed                 4,100                 3,973                 3,754
Ceded                  (7,364)               (8,755)              (10,324)
                     ---------             ---------             ---------

Net policy benefits  $ 24,338              $ 20,118              $ 24,997
                     =========             =========             =========



NOTE G--FEDERAL INCOME TAXES

The Company files a consolidated income tax return with its subsidiaries, including its life insurance subsidiary. For tax purposes, certain amounts have been accumulated by the life insurance subsidiary in a memorandum tax account designated as "policyholders' surplus" that will be taxed only when distributed to shareholders. Policyholders' surplus on a tax basis was $4,489,000 at December 31, 1996. Management considers the likelihood of distributions from this account to be remote; therefore, no federal income tax has been provided for such distributions in the accompanying consolidated financial statements.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE G--FEDERAL INCOME TAXES--(CONTINUED)

As of December  31,  1996,  approximately  $4,700,000  could be  distributed  to
shareholders   before  a   distribution   would  be   designated   as  from  the
policyholders' surplus account.

In 1996,  1995 and 1994,  the Company paid  $1,100,000,  $410,000 and  $140,000, respectively, in federal income taxes.

Total income tax expense (benefit) differed from the amount computed by applying the statutory federal income tax rate to income (loss) before taxes as follows:

                                                 Year Ended December 31,
                                            1996          1995           1994
                                        ---------     ---------      ---------
                                                (Thousands of dollars)
Income tax (benefit) at statutory rate  $    605       $  (374)       $(1,668)
Amortization of goodwill                      36            36             36
Dividends-received deduction                 (64)          (54)           (38)
Special deductions of life insurance
  subsidiaries                              (273)            -           (297)
Tax-exempt interest                          (14)          (18)           (21)
Valuation allowance                         (372)          761           (599)
Write off of subsidiary                        -             -          1,302
Other, net                                  (112)            8          1,618
                                        ---------     ---------      ---------
Federal income tax expense (benefit)    $   (194)      $   359       $    333
                                        =========     =========      =========

The tax effects of temporary differences that give rise to significant components of the net deferred tax liability at December 31, 1996 and 1995 are summarized as follows:

                                                        December 31,
                                                  1996               1995
                                              ---------          ---------
                                                 (Thousands of dollars)
  Deferred Tax Liabilities:
    Deferred policy acquisition costs         $ 10,400           $ 10,656
    Other                                        2,233              2,621
                                              ---------          ---------
                                                12,633             13,277
                                              ---------          ---------
  Deferred Tax Assets:
    Deferred reinsurance commissions             4,819              5,420
    Net operating loss carryforward                994              1,766
    Insurance reserves                           1,457              1,328
    Unrealized losses on investments               204                119
    Service contracts                            1,900              1,757
    Amount due reinsurers                          277                  -
    Other                                          228                 95
                                              ---------          ---------
  Total deferred tax assets                      9,879             10,485
    Valuation allowance                         (1,924)            (2,232)
                                              ---------          ---------
  Net deferred tax assets                        7,955              8,253
                                              ---------          ---------
Net deferred tax liability                    $  4,678           $  5,024
                                              =========          =========

The Company has determined the valuation allowance related to the deferred tax assets based on its analysis of future deductible amounts. This analysis included a schedule of the deductibility of non-life items against life company taxable income pursuant to Section 801 of the Internal Revenue Code and a determination of the realization of losses generated by available for sale securities.

The Company recorded a valuation allowance of $3,638,000 and $2,484,000 as of December 31, 1994 and January 1, 1994, respectively.

The Company has $2,923,000 of net operating losses that are available to reduce future income taxes and will expire in 2010.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE H--LIABILITY FOR INSURANCE CLAIMS

The following table provides a reconciliation of beginning and ending liability balances for the Company's insurance claims for 1996, 1995 and 1994.

                                         1996            1995            1994
                                     ---------       ---------        --------
                                                (Thousands of dollars)
Liability for insurance claims
  at beginning of year               $ 22,761        $ 23,159        $ 49,919

  Less reinsurance recoverables        (5,864)        ( 5,423)        (11,801)
                                     ---------       ---------        --------

Net balances at beginning of year      16,897          17,736          38,118

Policy benefits incurred:

  Policy benefits incurred for
    events of the current year         23,895          19,602          24,914

  Policy benefits incurred for
    events of prior years                 443             516              83
                                     ---------       ---------        --------

Total policy benefits incurred         24,338          20,118          24,997
                                     ---------       ---------        --------

  Galaxy unpaid losses and LAE at
    date of write off (see Note K)          -               -          14,325

Payments:

  Policy benefits for insured
    events of the current year         13,307          10,860          20,556

  Policy benefits for insured
    events in prior years               8,896          10,097          10,498
                                     ---------       ---------        --------

Total payments                         22,203          20,957          31,054
                                     ---------       ---------        --------

Net balances at end of year            17,759          16,897          17,736

Plus reinsurance recoverables           7,497           5,864           5,423
                                     ---------       ---------        --------

Liability for insurance claims
  at end of year                     $ 25,256        $ 22,761        $ 23,159
                                     =========       =========        ========


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

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE I--COMMON STOCKS AND COMMON STOCK OPTIONS

In 1992, the Board of Directors voted to suspend payment of cash dividends on the common stock until the Company returns to a level of profitability that will sustain the payment of cash dividends.

ACCEL's Board of Directors approved an Employee Stock Ownership Plan ("ESOP") during 1989. In 1990, the ESOP entered into an agreement with ALIC to borrow up to $1,000,000 for the purchase of ACCEL's common stock. At December 31, 1996, the unpaid balance on this loan was $32,000.

During November 1989, ACCEL's Board of Directors also approved a stock buy back program to repurchase up to 1,000,000 common shares in the open market. ACCEL has purchased 229,185 shares at a cost of $1,722,000 under this program. The buy back program was funded from internally generated funds. No shares have been purchased since 1992.

During 1982, ACCEL adopted a stock option plan (the "82 Plan") under which shares of common stock were made available to eligible officers and key personnel. Under the terms of the 82 Plan, the option price had to be at least 100% of the fair value at the date of grant, and, accordingly, there were no charges to income resulting from grants. Options were granted at prices ranging from $2.769 to $11.750 per share from April 1982 through April 1992. The options become exercisable after one year of continuous employment in installments of 50% at the end of the first and the second year from the date of grant and expired ten years from the date of grant. A total of 300,000 (349,672 after giving effect to all subsequent stock dividends) shares had been reserved for options under the 82 Plan.

Of the total options granted under the 82 Plan at December 31, 1996, only 18,524 remain exercisable. No additional shares may be granted under the 82 Plan.

During 1987, ACCEL adopted the 1987 Incentive Stock Option Plan (the "87 Plan"). The 87 Plan provided for incentive stock options with respect to a maximum of 300,000 (347,287 after giving effect to all subsequent stock dividends) shares of common stock of ACCEL prior to the expiration of the 87 Plan in April 1997. During June of 1991, ACCEL's Board of Directors and shareholders approved the First Restatement of the 1987 Stock Incentive Plan (the "Restated Plan"). The Restated Plan replaced the 87 Plan except as to options granted and outstanding under the 87 Plan. The Restated Plan reserved an additional 450,000 shares for key employees and 50,000 shares for non-employee directors. Options could be granted prior to expiration of the Restated Plan covering shares subject to lapsed or terminated options. Of the total options outstanding under the Restated Plan, 235,254 were exercisable at December 31, 1996. At December 31, 1996, no shares were reserved for future grants.

During May 1995, two new Key Employees were granted stock options under ACCEL's Restated Plan. Under the terms of their arrangement with ACCEL, both were granted stock options for ACCEL's common stock in lieu of salary for their first year of service. Options for 150,000 shares were granted at an option price per share of $2.125, the fair value of ACCEL's common stock on the date of grant. The options vest immediately and become exercisable one year following the date of grant; however, they would become exercisable immediately upon either a) a change of control of ACCEL, or b) an involuntary termination. The options would have been forfeited if employment with ACCEL had been voluntarily terminated prior to May 23, 1996. The options lapse five years from the effective date of grant.

At the end of their first year of service the status of these two key employees was evaluated by the Compensation Committee and based on the value of their services, began receiving compensation effective June 1, 1996. As part of their compensation both were granted stock options pursuant to the 1996 Stock Incentive Plan (the "96 Plan"). Options for 165,000 shares were granted at an option price per share of $2.50, the fair value of ACCEL's common stock on the date of grant. The terms are identical to the aforementioned options granted in May 1995.

In June 1996, ACCEL stockholders approved the adoption of the 96 Plan. The 96 Plan provides for stock options, stock appreciation rights, restricted stock, phantom stock and performance awards. No award may be granted after June 11, 2006, the expiration date of the 96 Plan. The total number of shares of common stock available under the 96 Plan is 1,000,000 shares and up to 100,000 shares may be issued pursuant to the exercise of outside directors' stock options.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE I--COMMON STOCKS AND COMMON STOCK OPTIONS--(CONTINUED)

Options granted to employees or independent agents of the Company under the 96 Plan will be priced at not less than 100% of the fair value of the common stock on the date of grant and will become exercisable as to 25% of the shares subject to the option upon completion of each full year of employment until fully vested. Grants of options to outside directors under the 96 Plan will also be priced at 100% of fair value on the date of grant but, in the absence of any provisions in an option to the contrary, the options will become exercisable as to 50% of the shares subject to the option upon completion of each full year until vested. In substantially all other respects, the 96 Plan contains provisions similar to the previous plans.

On August 28, 1996, the Board of Directors of the Company approved a resolution to offer to all key employees holding options outstanding that were priced in excess of the current market value the opportunity to receive "re-priced" options. Such key employees were permitted to surrender, cancel and terminate any or all outstanding options (whether vested or not) and receive options for an equal number of shares under the 96 Plan at the then current price of $2.50 per share. The re-priced or "replacement" options would be newly granted options and become exercisable in accordance with the vesting provisions of the 96 Plan. A total of 161,371 shares were surrendered by key employees as part of the re-pricing opportunity and 4,500 shares were not surrendered. Including the shares surrendered as a part of the re-pricing opportunity, options were granted for a total of 420,371 shares to key employees and outside directors under the 96 Plan.

The following table summarizes activity under the respective plans.

        The 1996 Plan
                                                     1996      1995      1994
                                                  --------  --------  --------

        Options granted                            420,371         -         -
        Average option price per share               2.514         -         -
        Options lapsed                                   -         -         -

        Options exercised                                -         -         -
        Average exercise price                           -         -         -

        The Restated Plan-Employees

                                                     1996      1995      1994
                                                  --------  --------  --------

        Options granted                                  -   231,500    89,000
        Average option price per share                   -   $ 2.125   $ 4.500
        Options lapsed                              45,526    25,000   118,759

        Options exercised                          110,000         -         -
        Average exercised price                      2.125         -         -

        The Restated Plan-Non Employee Directors

                                                     1996      1995      1994
                                                  --------  --------  --------

        Options granted                                  -     9,000     8,000
        Average option price per share                   -   $ 2.236   $ 4.500
        Options lapsed                                   -         -         -

        Options exercised                                -         -         -
        Average exercised price                          -         -         -

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE I--COMMON STOCKS AND COMMON STOCK OPTIONS--(CONTINUED)

At December 31, 1996 and 1995, there were 579,629 and 0 additional shares available for grant under the 1996 Plan and the Restated Plan, respectively. The per share weighted-average fair value of stock options granted during 1996 and 1995 was $1.20 and $0.79 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1996 - expected dividend yield 0%, risk-free interest rates ranging from 6.85% to 7.09% (based on the date of the grant), and expected lives of 5 to 10 years (based on the terms of the grant); 1995 - expected dividend yield 0%, risk-free interest rate 7.00%, and expected lives of 5 to 10 years (based on the terms of the grant).

The Company applies APB Opinion No. 25 in accounting for these plans and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under FASB No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                       1996              1995
                                                  ----------       -----------
        Net income (loss)       As reported       $   2,104        $   (1,460)
                                 Pro forma            1,980            (1,580)

        Net income (loss) per   As reported       $     .36        $     (.33)
              common share       Pro forma              .34              (.36)

Pro forma net income reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under FASB No. 123 is not reflected in the proforma net income amounts presented above because compensation cost is reflected over the options' vesting periods from one to four years and compensation cost for options granted prior to January 1, 1995 is not considered.


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

Information  relating  to  revenue,   income  (loss)  before  income  taxes  and
extraordiary item, and identifiable assets by segment are summarized as follows (see Note K regarding 1994 Property/Casualty amounts):

                                               Year Ended December 31,
                                       1996              1995             1994
                                   ---------         ---------        ---------
                                                (Thousands of dollars)
Revenue:
     Life/Health                   $ 36,382          $ 38,878         $ 37,097
     Property/Casualty  (Note S)     19,289            11,454           20,185
     Other (Note S)                   2,149               143              237
                                   ---------         ---------        ---------
       Total                       $ 57,820          $ 50,475         $ 57,519
                                   =========         =========        =========

Income (loss) before income taxes
  and extraordinary item:
     Life/Health                   $    628          $  3,055         $  3,123
     Property/Casualty                1,345            (2,236)          (6,333)
     Other                             (194)           (1,920)          (1,695)
                                   ---------         ---------        ---------
       Total                       $  1,779          $ (1,101)        $ (4,905)
                                   =========         =========        =========

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE J--SEGMENT INFORMATION--(CONTINUED)

                                                     December 31,
                                       1996              1995             1994
                                   ---------         ---------        ---------
                                              (Thousands of dollars)
Identifiable assets:
        Life/Health                $138,723          $144,164         $139,262
        Property/Casualty            49,840            38,977           40,428
        Other                           745               366              258
                                   ---------         ---------        ---------
          Total                    $189,308          $183,507         $179,948
                                   =========         =========        =========


NOTE K--WRITE OFF OF INVESTMENT IN RANDJILL GROUP LTD. AND GALAXY INSURANCE
        COMPANY

During December 1986, ACCEL invested $1,370,000 (a 20% interest) in RGL. Galaxy, a wholly owned subsidiary of RGL, wrote commercial property insurance, property and casualty, and assumed treaty reinsurance.

During the second quarter of 1991, the Company purchased 11,000 additional common shares of RGL at a cost of $992,000. The additional investment increased the Company's ownership to 31% at June 30, 1991. In July 1991, the Company purchased the remaining 69% of RGL for cash and Subordinated Notes (see Note D) of $2.1 million and $5.8 million, respectively. The purchase price included goodwill of $1.2 million of which the outstanding balance was written off in 1993.

Members of CIHC held a 45% interest in RGL prior to the acquisition by ACCEL.

For the three years ended December 31, 1993, RGL recorded losses and Galaxy's underwriting results deteriorated, resulting in the New York Department of Insurance ("New York Department") placing a moratorium on all new business as of February 28, 1994. Due to significant loss development during 1994 on Galaxy's liability lines of business, the Company contracted with an independent actuarial consultant to review the adequacy of Galaxy's loss and loss adjustment expense reserves as of June 30, 1994. The findings of this review indicated the need for additional reserves which resulted in the statutory insolvency of Galaxy at June 30, 1994. Statutory capital and surplus after the reserve strengthening was a negative $2.3 million.

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

Pursuant to an Order of Liquidation dated October 7, 1994, issued by the Supreme Court of the State of New York, the Liquidation Bureau of the New York Department (the "Liquidation Bureau") took control of Galaxy on October 11, 1994.

ANIC, a wholly owned subsidiary of ACCEL, in the normal course of business, issued certain policy endorsements on Galaxy policies in 1992, some of which had pending claims open at the time of liquidation (see Note N).


NOTE L--RETIREMENT SAVINGS AND STOCK OWNERSHIP PLAN

The Acceleration Retirement Savings Plan became effective in 1985. During 1989, ACCEL's Board of Directors approved changes to this plan to include an ESOP and concurrently changed the plan name to the "Acceleration Retirement Savings and Stock Ownership Plan" ("Plan"). For 1996, 1995 and 1994 the Board authorized contributions to the Plan at a level that would fund a 100% match of the first 6% of each participating employees tax deferred contributions. The Company incurred a contribution expense for 1996, 1995 and 1994 of $187,000, $198,000 and $178,000, respectively.

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

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE L--RETIREMENT SAVINGS AND STOCK OWNERSHIP PLAN--(CONTINUED)

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

At December 31, 1995, the loan had an unpaid balance of $525,000. The market value of the underlying shares was $161,000. The Company revalued this loan to market value as of December 31, 1995. This allowed the release of shares to participants' accounts at an average price which more closely approximates recent market values on the Company's stock. The decrease in the loan in 1995 has been reflected through a decrease in additional paid-in capital in the accompanying consolidated balance sheets. The unpaid balance of the loan ($32,000 and $161,000 at December 31, 1996 and 1995, respectively), has been reflected as a reduction in common stockholders' equity in the accompanying consolidated balance sheets.


NOTE M--FOREIGN CURRENCY TRANSLATION AND OPERATING RESULTS

The financial statements of Acceleration Insurance Company, Ltd. ("AICL") were translated into U.S. dollars using the British pound as the functional currency. The balance sheets of AICL were translated into U. S. dollars using exchange rates, as of the date of the consolidated financial statements.

The operating results of AICL were translated into U. S. dollars using the average exchange rates in effect during the respective period. The consolidated results of operations included $137,000 and $82,000 of pre-tax loss from AICL for the years ended December 31, 1995 and 1994, respectively.

Included in foreign currency translation adjustments were unrealized exchange gains of $85,000 in 1995.

During 1995, the Company redeemed most of its shares of AICL, which resulted in proceeds approximating the Company's original investment in AICL. The transaction was approved by the Department of Trade and Insurance (United Kingdom). On February 7, 1996, the Company received the final proceeds for redemption of its remaining shares, and AICL will exist only for as long as it takes to recover any taxes that may be refunded to it.


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

On October 7, 1994, the Liquidation Bureau took control of Galaxy pursuant to an order of liquidation of the New York Supreme Court. Prior to the liquidation of Galaxy, ANIC had issued certain certificates of suretyship ("Certificates") with respect to certain Galaxy insurance policies each of which provided that ANIC would assume the responsibilities of Galaxy under the specified policy if Galaxy became insolvent or financially unable to meet its obligations on the underlying policy, but only if certain conditions were met. In particular, the Certificates provided that ANIC's assumption of liability was contingent upon the insured's executing and delivering all agreements, assignments or evidences of subrogation satisfactory to ANIC respecting payments made or liabilities assumed.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE N--COMMITMENTS AND CONTINGENCIES--(CONTINUED)

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

The Company intends to fully investigate each claim which the Liquidation Bureau, acting on behalf of the Guaranty Fund, formally asserts is entitled to the benefits of a Certificate to determine whether such Certificate was properly endorsed by ANIC and issued with proper authority and if so, whether proper agreements, assignments and evidences of subrogation have been executed. The Company intends to vigorously defend any claims for indemnification or reimbursement made by the Liquidation Bureau, on behalf of the Guaranty Fund, with respect to the Certificates. Although the Company is not in a position to estimate the magnitude of the potential claims for indemnification or reimbursement, it does not believe that the ultimate resolution of such claims will have a material adverse effect on the financial condition or results of operations of the Company.

The Company currently leases office space under two operating leases which expire in 2000 and 2001. These leases are accounted for as operating leases. Minimum rental commitments in effect at December 31, 1996 are as follows:

           Year Payable                                Annual Minimum Rentals
           ------------                                ----------------------
                 1997                                        $ 336,000
                 1998                                          338,000
                 1999                                          340,000
                 2000                                          322,000
                 2001                                          147,000
                                                            ----------
                 Total                                      $1,483,000
                                                            ==========

The amount of rent charged to operations was $208,000, $16,800 and $28,700 in 1996, 1995 and 1994, respectively.


NOTE O--RELATED PARTY TRANSACTIONS

During 1995, the Company sold its investment in First International Bancorp, an affiliate of CIHC, to entities associated with CIHC. The sales price was $1,250,000; no gain or loss was realized on the disposition.

As more fully described in Note D, during 1996 the Company retired all of the outstanding Subordinated Notes held by CIHC.


NOTE P--RISK BASED CAPITAL

In 1993, the National Association of Insurance Commissioners ("NAIC") adopted the life and health and property and casualty Risk-Based Capital (RBC) formulas. These model acts require every insurer to calculate its total adjusted capital and RBC requirement, and provides for an insurance commissioner to intervene if the insurer experiences financial difficulty. These model acts became law in Ohio, the Company's insurance subsidiaries' state of domicile, in March 1996. The formula includes components for asset risk, liability risk, interest rate exposure, and other factors. Each of the Company's insurance subsidiaries exceed all required RBC levels as of December 31, 1996.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE Q--QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)

Quarterly consolidated results of operations for 1996 and 1995 are summarized as follows:

                                        First     Second      Third     Fourth
                                      Quarter    Quarter    Quarter    Quarter
                                     ---------  ---------  ---------  ---------
                                  (Thousands of dollars, except per share data)
    1996
    ----
Premiums written                      $16,697    $17,169    $15,288    $ 9,258
Premiums earned                        10,065     11,498     13,176     11,218
Policy benefits                         5,091      5,594      7,429      6,224
    Net income                             46         46        160      1,852

    Net income per common share           .01        .01        .03        .22

    1995
    ----
Premiums written                      $13,247    $15,125    $15,297    $11,774
Premiums earned                         9,787      9,833     10,321     10,912
Policy benefits                         4,138      3,973      4,820      7,187
    Net income (loss)                     268        399        165     (2,292)

   Net income (loss) per common share     .06        .09        .04       (.52)

The 1996 net income per common share amounts, in the aggregate, do not equal the amount on the 1996 consolidated statement of operations due to the Rights Offering (see Note D).

The first, second and third quarters of 1996 have been restated to be consistent with the year end presentation relating to certain reinsurance treaties. These treaties, which had been accounted for as reinsurance have been presented using deposit accounting in the year end results. The restatement of these quarterly amounts did not change net income or net income per common share as previously reported.


NOTE R--PROPERTIES

Since July 1981 the Company's executive offices have been located at 475 Metro Place North, Dublin, Ohio. The four-story office building had been owned by ALIC, and consisted of approximately 80,000 square feet of office space.

On March 21, 1996, the building was sold by ALIC to an unrelated party for a price of $3.5 million. The Company realized a pre-tax gain of $170,000 on this sale. The Company will remain in the building and occupy approximately 16,000 square feet of home office space under a five-year lease at an annual rental of approximately $264,000.


NOTE S--LITIGATION PROCEEDS

In 1996, ACCEL received a total of $4,291,085 in proceeds from a legal action brought by the Company against a non-affiliated marketing organization. With the approval of the Ohio Department the proceeds from the settlement were shared equally between ACCEL and ANIC. These proceeds have been categorized as other income in the accompanying 1996 consolidated statement of operations.

                                    Part III
                                    --------
ITEM 9.       DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

              Not Applicable.


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

              In accordance with General Instruction G(3), the information required by this Item 10 is incorporated by reference herein from the material under the headings "Election of Directors" and "Executive Compensation" contained in the Company's definitive proxy statement filed with the Commission relating to the annual meeting of stockholders to be held on May 20, 1997.

              The executive officers, their respective ages and business experience are as follows: Thomas H. Friedberg (57), Chairman of the Board, President and Chief Executive Officer; Douglas J. Coats
              (63), Executive Vice President; Cynthia A Moore (34), Senior Vice President and Chief Financial Officer; Nicholas Z. Alexander (61), Senior Vice President, Secretary and General Counsel; Larry L. Main (48), Senior Vice President-Auto After Market Group; and Kurt
              L. Mueller (48), Vice President, Treasurer and Controller; William
              E. Merritt, Jr. (61), Senior Vice President of Claims and Bryce E. Farmer (45), Senior Vice President of Administration.

              Mr. Friedberg joined the Company on May 23, 1995, when he was appointed Chairman, President & CEO. Prior thereto, he was Chairman, President and CEO of Ranger Insurance Company, Houston, Texas for more than five years and was a director of the Company for five years..

              Mr. Coats joined the Company on May 23, 1995, when he was appointed Executive Vice President and a member of the Board of Directors. Prior thereto, he was Executive Vice President of Ranger Insurance Company, Houston, Texas for more than five years.

              Ms. Moore joined the Company and on August 28, 1996, she was elected Senior Vice President and Chief Financial Officer. Prior thereto she was an Audit Executive with Ernst & Young LLP for more than five years.

              Mr. Alexander was named Senior Vice President, Secretary and General Counsel of the Company in 1992 and prior thereto was Vice President, Secretary and General Counsel of the Company for more than five years.

              Mr. Farmer joined the Company in February 1996 and was elected Senior Vice President Administration on March 12, 1996. Prior thereto he had been Senior Vice President-Corporate Development with Universal Underwriters Group, Overland Park, Kansas between June 1993 and November 1995. Prior thereto, he had been with Ranger Insurance Company, Houston, Texas for more than five years as Senior Vice President-Administration.

              Mr. Main was named Senior Vice President in 1992 and prior thereto was Vice President of the Company for more than five years.

              Mr. Merritt was elected Senior Vice President-Claims for the Company on July 11, 1996. For more than five years prior thereto, he had been Senior Vice President-Claims with Houston General Insurance Company, Dallas, Texas.

              Mr. Mueller was named Vice President/Treasurer and Controller of the Company in 1996 and prior thereto had been Vice President, Controller of the Company since 1994 and prior to that had been Vice President-General Accounting of the subsidiaries of the Company for more than five years.


ITEM 11.      EXECUTIVE COMPENSATION

              In accordance with General Instruction G(3), the information required by this Item 11 is incorporated by reference herein from the material under the headings "Executive Compensation" and "Incentive Stock Option Plans" contained in the Company's definitive proxy statement filed with the Commission relating to the Company's annual meeting of stockholders to be held on May 20, 1997.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

              In accordance with General Instruction G(3), the information required by this Item 12 is incorporated by reference herein from the material under the headings "Security Ownership and Certain Beneficial Owners" contained in the Company's definitive proxy statement filed with the Commission relating to the Company's annual meeting of stockholders to be held on May 20, 1997.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

              In accordance with General Instruction G(3), the information required by this Item 13 is incorporated by reference herein from the material under the heading "Certain Relationships" contained in the Company's definitive proxy statement filed with the Commission relating to the Company's annual meeting of stockholders to be held on May 20, 1997.


                                     PART IV
                                     -------
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

ITEM 14(a) (l) and (2)--INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES COVERED BY INDEPENDENT AUDITORS' REPORT

The  following   consolidated   financial   statements  of  ACCEL  International
Corporation and subsidiaries are included in Item 8:


         Independent Auditors' Report
         Consolidated balance sheets -- December 31, 1996 and 1995
         Consolidated statements of operations -- Years ended December 31, 1996,
              1995 and 1994
         Consolidated  statements of common stockholders' equity -- Years  ended
              December 31, 1996, 1995 and 1994
         Consolidated statements of cash flows -- Years ended December 31, 1996,
              1995 and 1994
         Notes to consolidated financial statements

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


ITEM 14 (c)--EXHIBITS

                                                                         Page
                                                                        Numbers
                                                                          In
Exhibit                                                                 Exhibit
Number   Description                                                    Volume
-------  -------------------------------------------------------------- --------

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

         1(a)  Verification  of  coverage  of  current   Directors  and     1
         Officers Liability Policy for ACCEL International Corporation as issued by Reliance Insurance Company, indicating coverage for the period from June 1, 1996 to June 1, 1997.

                                                                         Page
                                                                        Numbers
                                                                          In
Exhibit                                                                 Exhibit
Number   Description                                                    Volume
-------  -------------------------------------------------------------- --------

(10)     2.   The Company's 1982    Incentive    Stock   Option   Plan.
Cont. (Incorporated by reference to Exhibit A to the Company's definitive Proxy Statement for the 1982 annual meeting of stockholders of the Company.)

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

         4. The Company's 1996 Stock Incentive Plan. (Incorporated by reference to Exhibit A to the Company's definitive Proxy Statement for the 1996 annual meeting of stockholders of the Company.)

         5(a) Joint Venture Agreement dated June 16, 1987 by and between Consumers Life Insurance Company and Acceleration Life Insurance Company of Pennsylvania and Acceleration National Service Corporation with Exhibits E and F. (Incorporated by reference to Exhibit (10) 9(a) to Registrant's Report on Form 10-K for year ended December 31, 1987.)

         5(b) Quota Share Reinsurance Agreement dated June 16, 1987 by and between Consumers Life Insurance Company and Acceleration Life Insurance Company. (Incorporated by reference to Exhibit
         (10) 9(b) to Registrant's Report on Form 10-K for year ended December 31, 1987.)

         5(b) 1. Amendment to the Quota Share Reinsurance Agreement effective October 1, 1987. (Incorporated by reference to Exhibit (10)9(b) of the Registrant's Report on Form 10-K for year ended December 31, 1988.)

         5(c) Custodial Account Agreement effective July 1, 1987 by and between Acceleration Life Insurance Company, Consumers Life Insurance Company, and Fifth-Third Bank. (Incorporated by reference to Exhibit (10) 9(c) of the Registrant's Report on Form 10-K for year ended December 31, 1987.)

         5(d) Service Contract, Agreement and Schedules - Joint Venture Agreement Exhibit B by and between Consumers Life Insurance Company and Acceleration Life Insurance Company. (Incorporated by reference to Exhibit (10) 9(d) of the Registrant's Report on Form 10-K for year ended December 31, 1987.)

         5(e) Service Contract Settlement - Joint Venture Agreement Exhibit C effective July 1, 1987 by and between Consumers Life Insurance Company and Acceleration Life Insurance Company. (Incorporated by reference to Exhibit (10) 9(e) of the Registrant's Report on Form 10-K for year ended December 31, 1987.)

         5(f) Security Agreement - Joint Venture Agreement effective July 1, 1987 by and between Acceleration Life Insurance Company, Consumers Life Insurance Company, and Fifth-Third Bank. (Incorporated by reference to Exhibit (10) 9(f) of the Registrant's Report on Form 10-K for year ended December 31, 1987.)

                                                                         Page
                                                                        Numbers
                                                                          In
Exhibit                                                                 Exhibit
Number   Description                                                    Volume
-------  -------------------------------------------------------------- --------

(10) 5(g) Marketing Representation Agreement dated June 16,1987 by Cont. and between Consumers Financial Corporation, ACCEL
         International Corporation, and Pennsylvania Auto Association Insurance Agency, Inc. (Incorporated by reference to Exhibit
         (10) 9(g) of the Registrant's Report on Form 10-K for year ended December 31, 1987.)

         5(h) Unconditional Irrevocable Guaranty dated June 16, 1987 by Consumers Financial Corporation and Consumers Life Insurance Company. (Incorporated by reference to Exhibit (10) 9(h) of the Registrant's Report on Form 10-K for year ended December 31, 1987.)

         5(i) Unconditional Irrevocable Guaranty dated June 16, 1987 by ACCEL International Corporation. (Incorporated by reference to Exhibit (10) 9(i) of the Registrant's Report on Form 10-K for year ended December 31, 1987.)

         5(j)  Termination Agreement  with   Consumers  Life  Insurance    2-6
         effective July 31, 1996.

         5(k)  Amendment to Termination Agreement  with  Consumers Life    7-8
         Insurance Company effective October 9, 1996.

         6. Credit Life and Accident and Health Quota Share Reinsurance Contract effective December 31, 1994 issued to Acceleration Life Insurance Company.

         The Company executed Amendment No. 3 to a Credit Agreement with the Fifth Third Bank, Cincinnati, Ohio, a copy of which is not included herewith as an exhibit. Registrant agrees to furnish to the Commission a copy thereof upon request.

         7. Note Agreement pertaining to $16,500,000 9.5% Senior Notes, due April 1, 2001, dated as of December 15, 1995, with The Lincoln National Life Insurance Company.

         8. Reinsurance Agreement between Acceleration Life Insurance Company and The Lincoln National Life Insurance Company executed December 29, 1995 and by amendment thereto, made effective January 1, 1996.

         8(a)  Amendment  No. 2  to the Reinsurance Agreement   between    9-15
         Acceleration Life Insurance Company  and  The Lincoln National
         Life Insurance Company effective January 1, 1996.

         8(b)  Amendment  No. 3  to the Reinsurance Agreement   between   16-19
         Acceleration  Life Insurance  Company and The Lincoln National
         Life Insurance Company effective January 1, 1996

         9.  Reinsurance Agreement between Acceleration Life  Insurance   20-54
         Company and The Lincoln National Reassurance Company effective
         January 1, 1996, and executed July 31, 1996.

         9(a) Amendment No. 1 to the  Reinsurance   Agreement   between   55-62
         Acceleration Life Insurance Company and The Lincoln National Reassurance Company effective January 1, 1996.

(21)     Subsidiaries of the Registrant

         (1)  See Organizational Chart  -  all   such   Companies   are    63
         incorporated herein by reference and are presently doing business under their respective INCORPORATED NAMES.

                                                                         Page
                                                                        Numbers
                                                                          In
Exhibit                                                                 Exhibit
Number   Description                                                    Volume
-------  -------------------------------------------------------------- --------

(23)     Consent of Independent Auditors'                                  64

(24)     Powers of Attorney                                               65-73

         * The total amount of securities authorized under any instrument with respect to long-term debt does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant hereby agrees to furnish a copy of any such instrument to the Commission upon request.

(27) Financial Data Schedule incorporated herein by reference to the EDGAR filing of the Registrant for the year ended December 31, 1996.

ITEM 14 (d)--SCHEDULES

                      SCHEDULE I - SUMMARY OF INVESTMENTS -

                    OTHER THAN INVESTMENTS IN RELATED PARTIES

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                December 31, 1996


--------------------------------------------------------------------------------
           Column A                            Column B    Column C    Column D
--------------------------------------------------------------------------------
                                                                     Amount at
                                                                   Which Shown
                                                                        in the
                                                              Fair     Balance
         Type of Investment                      Cost*       Value       Sheet
--------------------------------------------------------------------------------
                                                     (Thousands of dollars)
Available for sale securities:
   Fixed maturities:
     United States Government and govern-
       ment agencies and authorities          $  13,120   $  13,193   $  13,193
     States, municipalities and
       political subdivisions                       940         960         960
     Mortgage and asset-backed securities        40,743      40,032      40,032
     All other corporate bonds                    3,541       3,554       3,554
   Redeemable preferred stocks                      545         542         542
                                              ----------  ----------  ----------
   Total                                         58,889      58,281      58,281

   Equity securities
     Common stocks:
     Industrial & Miscellaneous                   5,514       5,511       5,511

Other long-term investments                         346         346         346
Short-term investments                           10,670      10,703      10,703
                                              ----------  ----------  ----------
     Total investments                        $  75,419   $  74,841   $  74,841
                                              ==========  ==========  ==========


* Original cost of equity securities, adjusted for any permanent write down, and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.


See accompanying independent auditors' report.

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 BALANCE SHEETS

                ACCEL INTERNATIONAL CORPORATION (Parent Company)

                                                             December 31,
                                                         1996           1995
                                                    ----------     ----------
                                                      (Thousands of dollars)
ASSETS

  Investments                                       $       1     $        1
  Cash                                                     28            443
  Notes and receivables from
    consolidated subsidiaries*                              3            391
  Deferred federal income tax                             209            251
  Investments in subsidiaries**                        51,162         48,596
  Other                                                   110              4
                                                    ----------     ----------
                                                    $  51,513      $  49,686
                                                    ==========     ==========

LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

  Accounts payable and other liabilities            $   1,126      $     296
  Notes and accounts payable to subsidiaries*           3,401          5,954
  Current federal income tax                              345            345
  Notes payable                                        15,000         22,531
                                                    ----------     ----------
                                                       19,872         29,126


  Common stockholders' equity:
    Common stock                                          940            524
    Additional paid-in capital                         32,507         23,702
    Retained earnings (including undistributed
      earnings of subsidiaries and affiliates:
      1996--$11,189,000; 1995--$8,770,000)              5,403          3,299
    Treasury shares at cost                            (6,599)        (6,599)
    ESOP loan                                             (32)          (161)
    Net unrealized depreciation on investment
        securities (representing amounts
      attributable to investments of subsidiaries
      1996--($578,000); 1995--($205,000))                (578)          (205)
                                                    ----------     ----------
                                                       31,641         20,560
                                                    ----------     ----------
                                                    $  51,513      $  49,686
                                                    ==========     ==========


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

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENTS OF OPERATIONS

                ACCEL INTERNATIONAL CORPORATION (Parent Company)

                                                  Year Ended December 31,
                                              1996          1995          1994
                                       ------------  ------------  ------------
                                                (Thousands of dollars)
INCOME
   Net investment income:
     Dividends from consolidated
        subsidiaries*                  $         -   $       803   $       631
     Interest                                    3             1            13
     Realized gains                              -             -           122
   Other income                              2,146           143           105
                                       ------------  ------------  ------------
                                             2,149           947           871
EXPENSES
   General and administrative                  374           315           345
   Interest                                  2,178         2,307         2,007
   Loss on write-off of subsidiary               -             -         3,829
                                       ------------  ------------  ------------
                                             2,552         2,622         6,181
                                       ------------  ------------  ------------

   LOSS BEFORE INCOME
     TAXES AND OTHER ITEMS                    (403)       (1,675)       (5,310)

Federal income taxes (benefit)                  43          (248)            -

Other item--equity in undistributed
   net income (loss) of consolidated
   subsidiaries*                             2,419           (33)           72
                                       ------------  ------------  ------------
   INCOME (LOSS) BEFORE
     EXTRAORDINARY ITEM                      1,973        (1,460)       (5,238)

Extraordinary item-gain on
   extinguishment of debt                      131             -             -
                                       ------------  ------------  ------------

   NET INCOME (LOSS)                   $     2,104   $    (1,460)  $    (5,238)
                                       ============  ============  ============


*    Eliminated in consolidation

     The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of ACCEL International Corporation and subsidiaries.


See accompanying independent auditors' report.

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENTS OF CASH FLOWS

                ACCEL INTERNATIONAL CORPORATION (Parent Company)

                                                    Year Ended December 31,
                                                  1996        1995        1994
                                               --------    --------    --------
                                                    (Thousands of dollars)
OPERATING ACTIVITIES:
Net income (loss) before extraordinary item    $ 1,973     $(1,460)    $(5,238)
Adjustments to reconcile net income (loss) to
    net cash provided by (used in)
    operating activities:
  Change in amounts due from consolidated
    subsidiaries                                   388         830         118
  Change in accounts payable to consolidated
    subsidiaries                                  (233)        652         115
  Change in other assets, other liabilities,
    and accrued income taxes                       741        (191)       (112)
  Interest paid in kind                            403         569         515
  Amortization of premium on bonds                   -           -           5
  Equity in (gains) losses of subsidiaries
      and affiliates                            (2,419)         33         (72)
  Provision for amortization of goodwill           106         107         108
  Write off of subsidiary                            -           -       3,829
  Net realized gains on investments                  -           -        (122)
                                               --------    --------    --------
NET CASH PROVIDED BY (USED IN) OPERATIONS
BEFORE EXTRAORDINARY ITEM                          959         540        (854)
Extraordinary gain                                 131           -           -
                                               --------    --------    --------
NET CASH PROVIDED BY (USED IN) OPERATIONS        1,090         540        (854)

INVESTING ACTIVITIES:
  Additional investment in subsidiary             (496)     (4,000)          -
  Sale, maturity, or repayment of investments        -          49       1,599
                                               --------    --------    --------
NET CASH PROVIDED BY (USED IN)
   INVESTING ACTIVITIES                           (496)     (3,951)      1,599

FINANCING ACTIVITIES:
  Repayment of notes payable                      (600)    (13,000)          -
  Issuance of notes payable                          -      16,500           -
  Repayment of notes to subsidiary              (3,927)     (1,000)          -
  Write down of ESOP Loan                            -        (364)          -
  Stock redemption of subsidiary                     -       1,483           -
  Debentures redeemed                                -           -        (900)
  Issuance of Common Stock under Stock
     Option Plan                                   234           -           -
  Issuance of Common Stock under Rights
     Offering                                    3,284           -           -
  Other net                                          -          32         366
                                               --------    --------    --------
NET CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES                         (1,009)      3,651      (  534)
                                               --------    --------    --------

         INCREASE (DECREASE) IN CASH              (415)        240         211
Cash (Overdraft) at beginning of year              443         203          (8)
                                               --------    --------    --------
CASH AT END OF YEAR                            $    28     $   443     $   203
                                               ========    ========    ========
Supplemental schedule of non-cash
   financing activities:
     Cancellation of Subordinated Notes
     as consideration for the purchase
     of Common Stock--Note D                   $ 5,703     $     -      $    -
                                               ========    ========    ========

     Transfer of note payable to
        Subsidiary--Note D                     $ 1,500     $     -      $    -
                                               ========    ========    ========

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of ACCEL International Corporation and subsidiaries.

See accompanying independent auditors' report.

                                                         SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                                                          ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------------------------
Column A       Column B    Column C    Column D    Column E    Column F    Column G    Column H    Column I    Column J    Column K
------------------------------------------------------------------------------------------------------------------------------------
                                   December 31,                                              Year ended December 31,
              --------------------------------------------------------- ------------------------------------------------------------
               Deferred     Reserve    Unearned       Other     Premium         Net   Benefits, Amortization      Other     Premiums
                 policy  for future    Premiums      policy     revenue  investment     claims,  of deferred  operating      written
            acquisition      policy               claim and               income(1)  losses and       policy   expenses
                  costs    benefits                benefits                          settlement  acquisition        (1)
                                                    payable                            expenses     costs (2)
------------------------------------------------------------------------------------------------------------------------------------
                                                          (Thousands of dollars)
      1996
Life/Health   $  29,528   $       -   $  62,057   $  15,891   $  27,845   $   2,776   $  14,036   $   1,829   $  19,861   $  34,768
Property
   /Casaulty      1,418           -      19,763       9,365      18,112       2,121      10,302        (936)      8,606      23,644
Other                 -           7           -           -           -           3           -           -       2,343           -
              ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
      TOTAL   $  30,946   $       7   $  81,820   $  25,256   $  45,957   $   4,900   $  24,338   $     893   $  30,810   $  58,412
              ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========

      1995
Life/Health   $  31,357   $      11   $  67,850   $  15,568   $  24,411   $  5,172    $  12,775   $ (1,795)   $  24,843   $  43,144
Property
   /Casaulty        482           -      14,230       7,193      16,442      1,631        7,343      1,045        5,302      12,299
Other                 -           -           -           -           -        140            -          -        2,063           -
              ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
      TOTAL   $  31,839   $      11   $  82,080   $  22,761   $  40,853   $  6,943    $  20,118   $    (750)  $  32,208   $  55,443
              ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========

      1994
Life/Health   $  29,563   $      15   $  65,387   $  16,781   $  32,059   $   4,972   $  12,350   $  (2,563)  $  24,188   $  35,577
Property
   /Casaulty      1,526           -      18,375       6,378      15,541       2,380      12,647       4,648       9,223      12,432
Other                 -           -           -            -          -         134           -           -       1,932           -
              ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
      TOTAL   $  31,089   $      15   $  83,762   $  23,159   $  47,600   $   7,486   $  24,997   $   2,085   $  35,343   $  48,009
              ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========


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

                            SCHEDULE IV - REINSURANCE

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                                                         Column
Column A                      Column B   Column C   Column D    Column E    F
--------------------------------------------------------------------------------
                                                                      Percentage
                                                                       of amount
                                         Ceded to    Assumed             assumed
                                 Gross      other from other         Net      to
                                amount  companies  companies      amount     net
--------------------------------------------------------------------------------
                             (Thousands of dollars)

Year Ended December 31, 1996
----------------------------
Life insurance in-force     $1,188,609  $ 327,883  $ 258,953  $1,119,679  23.1%
                            ==========  =========  =========  ==========

Premiums
   Life                     $   12,812  $   1,953  $   1,311  $   12,170  10.8%
   Accident and health          18,323      3,390      2,322      17,255  13.5%
   Property and casualty        23,644      7,517          -      16,127    .0%
                            ----------  ---------  ---------  ----------
   Total premiums           $   54,779  $  12,860  $   3,633  $   45,552   8.0%
                            ==========  =========  =========  ==========

Year Ended December 31, 1995
----------------------------
Life insurance in-force     $1,523,926  $ 432,311  $ 320,466  $1,412,081  22.7%
                            ==========  =========  =========  ==========

Premiums
   Life                     $   15,301  $   2,604  $   2,255  $   14,952  15.1%
   Accident and health          21,463      4,108      4,053      21,408  18.9%
   Property and casualty        12,371      5,435          -       6,936    .0%
                            ----------  ---------  ---------  ----------
   Total premiums           $   49,135  $  12,147  $   6,308  $   43,296  14.6%
                            ==========  =========  =========  ==========

Year Ended December 31, 1994
----------------------------
Life insurance in-force     $1,172,278  $ 290,673  $ 336,153  $1,217,758  27.6%
                            ==========  =========  =========  ==========

Premiums
   Life                     $   15,149  $   4,932  $   2,794  $   13,011  21.4%
   Accident and health          22,909      5,189      4,846      22,566  21.5%
   Property and casualty        14,806      2,374          -      12,432    .0%
                            ----------  ---------  ---------  ----------
Total premiums              $   52,864  $  12,495  $   7,640  $   48,009  15.9%
                            ==========  =========  =========  ==========


See accompanying independent auditors' report.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ACCEL INTERNATIONAL CORPORATION



By:                 /S/ Kurt L. Mueller
               ---------------------------------
                    Kurt L. Mueller
               Vice President, Treasurer  & Controller


Date:             March 28, 1997
               ---------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


             Signature                          Title              Date
--------------------------------             -----------     ----------------


     /S/ Robert Betagole                       Director       March 18, 1997
--------------------------------                              --------------
     Robert Betagole



     /S/ David T. Chase*                       Director       March 18, 1997
--------------------------------                              --------------
     David T. Chase



     /S/ Douglas J. Coats*                     Director       March 18, 1997
--------------------------------                              --------------
     Douglas J. Coats



     /S/ Raymond H. Deck*                      Director       March 18, 1997
-----------------------------                                 --------------
     Raymond H. Deck



                                               Director
-----------------------------                                 --------------
     Robert E. Fowler III



     /S/ Thomas H. Friedberg*                  Director       March 18, 1997
------------------------------                                --------------
     Thomas H. Friedberg

             Signature                          Title              Date
--------------------------------             -----------     ----------------


     /S/ Kermit G. Hicks*                      Director       March 18, 1997
------------------------------                                --------------
     Kermit G. Hicks



     /S/ Stephen M. Qua*                       Director       March 18, 1997
------------------------------                                --------------
      Stephen M. Qua



     /S/ Milton J. Taylor, Sr.*                Director       March 18, 1997
------------------------------                                --------------
     Milton J. Taylor, Sr.



     /S/ Paul R. Whitters*                     Director       March 18, 1997
------------------------------                                --------------
     Paul R. Whitters






*By:   /S/Nicholas Z. Alexander                               March 28, 1997
     ----------------------------                             --------------
       Nicholas Z. Alexander
         Attorney-in-Fact