Form 10-Q
period 1997-03-31
ACCEL INTERNATIONAL CORP
filed 1997-05-14
CIK 1985

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended March 31, 1997


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ____________ to  ____________

Commission File Number     0-8162
                           ------
                         ACCEL INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)

                DELAWARE                                    31-0788334
         (State or other jurisdiction of                  (I.R.S. Employer
          incorporation or organization)                 Identification No.)


 475 METRO PLACE NORTH, SUITE 100, DUBLIN, OHIO                  43017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X     No
                                      ---      ---

As of April 30, 1997, there were 8,603,742 shares of Common Stock, $.10 par value per Share outstanding.

                                                      COMMISSION FILE NO. 0-8162

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                 March 31, 1997

                                      INDEX



PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements                                         Page

          Unaudited Consolidated Balance Sheets
            (March 31, 1997 and December 31, 1996)                    1 -  2

          Unaudited Consolidated Statements of Operations (Three months
            ended March 31, 1997 and 1996)                            3

          Unaudited Consolidated Statements of Common Stockholders'
            Equity (Three months ended March 31, 1997 and year
            ended December 31, 1996)                                  4

          Unaudited Consolidated Statements of Cash Flows (Three
            months ended March 31, 1997 and 1996)                     5

          Notes to Unaudited Consolidated Financial Statements        6 - 10

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                       11 - 14


PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                            15

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                      March 31,    December 31,
                                                          1997            1996
                                                       (Thousands of dollars)
ASSETS

Investments:
  Investments available for sale, at fair value:
    Fixed maturities (cost: 1997--$61,387,000;
      1996--$58,889,000)                            $   59,760      $   58,281
    Equity securities (cost:  1997--$5,566,000;
      1996--$5,514,000;                                  5,550           5,511
    Short-term investments
      (cost:  1997--$9,120,000; 1996--$10,670,000)       9,127          10,703
  Other invested assets at cost
    (fair value:  19976--$338,000; 1996--$346,000)         338             346
                                                    -----------     -----------
                                                        74,775          74,841

Cash                                                       829           3,331

Receivables:
  Premiums in process of transmittal, less
    allowance (1997--$213,000; 1996--$223,000)           8,574           7,286
  Amounts due from reinsurers,
    less allowance (1997 and 1996--$125,000)            19,269          11,138
  Recoverable federal income taxes                           -           1,019
                                                    -----------     -----------
                                                        27,843          19,443

Accrued investment income                                  571             652
Prepaid reinsurance premiums                            15,133          15,036
Reinsurance premium deposits                            40,522          42,615
Deferred policy acquisition costs                       29,985          30,946
Equipment--at cost, less accumulated
  depreciation (1997--$155,000;  1996--$162,000)           301             231
Leasehold improvements, less accumulated amortization
  (1997--$34,000; 1996--$26,000)                           144             152
Other assets:
  Cost in excess of fair value of net assets of
    subsidiaries at dates of acquisition ($4,448,000)
    less accumulated amortization                          689             716
  Funds held under reinsurance agreements                2,072             406
  Other                                                    924             939
                                                    -----------     -----------
                                                         3,685           2,061
                                                    -----------     -----------
                                                    $  193,788      $  189,308
                                                    ===========     ===========

                                                                     (Continued)

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                                      March 31,    December 31,
                                                          1997            1996
                                                       (Thousands of dollars)
LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

Policy Reserves and Liabilities:
  Unearned premium reserves                         $   80,302      $   81,820
  Insurance claims                                      24,716          25,256
  Other                                                      7               7
                                                    -----------     -----------
                                                       105,025         107,083
Other Liabilities:
  Funds held under reinsurance agreements                7,861           2,920
  Deferred reinsurance commissions                      14,126          13,902
  Amounts due reinsurers                                 8,238           6,133
  Notes payable                                         15,000          15,000
  Commissions payable                                    5,167           5,163
  Accounts payable and other liabilities                 2,961           2,788
  Federal income taxes:
    Current                                                 65               -
    Deferred                                             4,505           4,678
                                                    -----------     -----------
                                                        57,923          50,584
                                                    -----------     -----------
                                                       162,948         157,667
                                                    -----------     -----------
Commitments and Contingencies

Redeemable Preferred Stock:
  Authorized shares--1,000,000;
    no issued or outstanding shares                          -               -

Common stockholders' equity:
  Common stock, $.10 par value
    Authorized shares (1997 and 1996--15,000,000)
    Issued shares (1997 and 1996--9,401,162)               940             940
    Additional paid-in capital                          32,507          32,507
    Retained earnings                                    5,628           5,403
    Less 797,420 treasury shares at cost                (6,599)         (6,599)
    ESOP loan                                                -             (32)
    Net unrealized depreciation on investment
      securities                                        (1,636)           (578)
                                                    -----------     -----------
                                                        30,840          31,641
                                                    -----------     -----------
                                                    $  193,788      $  189,308
                                                    ===========     ===========

See notes to consolidated financial statements.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Three Months Ended March 31,
                                                          1997            1996
                                                   (Thousands of dollars, except
                                                            per share data)
REVENUE:
  Gross premiums written                            $   13,399      $   16,697
     Less reinsurance ceded                              3,434           9,070
                                                    -----------     -----------
       Net premiums written                              9,965           7,627
     Decrease (increase) in unearned premium reserves      586          (4,114)
                                                    -----------     -----------
       Premiums earned                                  10,551           3,513
     Net investment income:
        Interest and dividends                           1,155           1,002
        Realized gains                                      74             288
     Service fees on extended service
        contracts                                          545             585
     Other income                                           62             236
                                                    -----------     -----------
                                                        12,387           5,624
                                                    -----------     -----------
BENEFITS AND EXPENSES:
     Policy benefits                                     6,014           2,336
     Commissions and selling expenses                    4,774           5,209
     Reinsurance expense recovery                       (2,217)         (4,471)
     General and administrative                          1,866           1,704
     Taxes, licenses and fees                              398             513
     Interest                                              356             540
     Decrease (increase) in deferred policy
       acquisition costs                                   961            (245)
                                                    -----------     -----------
                                                        12,152           5,586
                                                    -----------     -----------
       INCOME (LOSS) BEFORE FEDERAL INCOME
         TAXES                                             235              38

Federal income taxes:
  Current expense                                          183             120
  Deferred expense (benefit)                              (173)           (128)
                                                    -----------     -----------
                                                            10              (8)

       NET INCOME (LOSS)                            $      225      $       46
                                                    ===========     ===========
Per Common Share:
  Net income (loss)                                 $     0.03      $     0.01
                                                    ===========     ===========
Weighted average number of common
  shares outstanding                                 8,603,742       4,453,932
                                                    ===========     ===========

See notes to consolidated financial statements.

                                         ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                 UNAUDITED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY


                                                                                              Net
                                                                                       unrealized
                                                                                     appreciation
                                                                     Common             (depreci-
                                          Additional                  stock             ation) on
                                   Common    paid-in   Retained     held in      ESOP  investment
                                    stock    capital   earnings    treasury      loan  securities       Net
                                  -------- ---------- --------- ------------  --------- --------- -----------
                                                                 (Thousands of dollars)

Balances at December 31, 1995     $  524   $ 23,702   $ 3,299   $   (6,599)   $  (161)  $  (205)  $  20,560
    Payments on ESOP loan              -          -         -            -        129         -         129
    Change in net unrealized
       depreciation on
       investment securities           -          -         -            -          -      (373)       (373)
    Issuance of 110,000 shares of
       Common Stock under
       Common Stock Option Plan       11        223         -            -          -         -         234
    Issuance of 4,047,310 shares
       of Common Stock in
       conjunction with the Rights
       Offering and the
       Supplemental Offering         405      8,582         -            -          -         -       8,987
    Net Income                         -          -     2,104            -          -         -       2,104
                                  -------- ---------- -------   ------------  --------- --------- -----------
Balances at December 31, 1996        940     32,507     5,403       (6,599)       (32)     (578)     31,641
    Payments on ESOP loan              -          -         -            -         32         -          32
    Change in net unrealized
       depreciation on
       investment securities           -          -         -            -          -    (1,058)     (1,058)
    Net income                         -          -       225            -          -         -         225
                                  -------- ---------- -------   ------------  --------- --------- -----------
Balances at March 31, 1997           940     32,507     5,628       (6,599)         -    (1,636)     30,840
                                  ======== ========== =======   ============  ========= ========= ===========

See notes to unaudited consolidated financial statements.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Three Months Ended March 31,
                                                          1997            1996
                                                       (Thousands of dollars)
OPERATING ACTIVITIES:
  Net income                                        $      225      $       46
  Adjustments to reconcile net income to net
    cash used in operating activities:
      Change in premiums receivable                     (1,278)         (4,181)
      Change in accrued investment income                   81             (68)
      Change in prepaid reinsurance premiums               (97)        (29,746)
      Change in funds held under reinsurance
        agreements                                       3,275          (4,091)
      Change in unearned premium reserves               (1,518)          1,989
      Change in insurance claim reserves                  (540)            359
      Change in amounts due reinsurers
        and amounts due from reinsurers                 (6,026)        (12,265)
      Change in other assets, other liabilities
        and accured income taxes                         1,097            (270)
      Interest paid in kind                                  -             151
      Accrual of discount on bonds                         (50)            (46)
      Amortization of premium on bonds                      26              22
      Amortization of deferred policy acquisition
        costs                                            5,026           4,758
      Policy acquisition costs deferred                 (4,065)         (5,003)
      Reinsurance commissions earned                    (7,374)            663
      Reinsurance commissions received                   7,598          (2,539)
      Provision for depreciation and amortization           63              98
      Net realized gains on investments                    (74)           (288)
                                                    -----------     -----------
NET CASH USED IN OPERATING ACTIVITIES                   (3,631)        (50,411)
INVESTING ACTIVITIES:
  Sale of investments available for sale                 5,192           3,415
  Purchase of investments available for sale            (6,090)        (10,113)
  Sale of property occupied by the Company                   -           3,298
  Other, net                                               (98)           (234)
                                                    -----------     -----------
NET CASH USED IN INVESTING ACTIVITIES                     (996)         (3,634)
FINANCING ACTIVITIES:
  Payment on ESOP loan                                      32              37
  Issuance of Common Stock under Stock Option Plan           -              21
  Change in reinsurance premium deposits                 2,093          49,498
                                                    -----------     -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                2,125          49,556
                                                    -----------     -----------
NET DECREASE IN CASH                                    (2,502)         (4,489)
Cash at beginning of year                                3,331           5,039
                                                    -----------     -----------
CASH AT END OF PERIOD                                      829             550
                                                    ===========     ===========

See notes to consolidated financial statements.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1997


NOTE A--SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited consolidated financial statements of ACCEL International Corporation ("ACCEL") and subsidiaries (collectively referred to herein as the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X which, as to the insurance company subsidiaries, differ in some respects from statutory accounting practices prescribed or permitted by state insurance departments. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for all periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE A--SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

Deferred Reinsurance Commissions: Commissions and ceding fees received in connection with premiums ceded are deferred and amortized in a manner related to the recognition of premiums earned. Substantially all such commissions and ceding fees are amortized within a four-year period. Earned ceding fees, commissions and experience refunds are reported as reinsurance expense recoveries in the unaudited consolidated statements of operations.

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

Reclassifications: Certain amounts in the 1996 unaudited consolidated financial statements have been reclassified to conform with the 1997 presentation.


NOTE B--NOTES PAYABLE

In 1991, ACCEL issued $5,848,000 of subordinated notes (the "Subordinated Notes"). The Subordinated Notes had a nine-year term with no principal payable until maturity, and bear interest at 10.125% per annum. Effective June 30, 1992, ACCEL amended the notes to permit the issuance of additional notes for the purpose of making interest payments, provided, however, that ACCEL may at its option pay cash in lieu of issuing additional notes in any denomination of less than $1,000. As a result, ACCEL issued additional notes totaling $151,000 for the three months ended March 31, 1996.

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

In a separate transaction, the Company retired $731,533 principal amount of Subordinated Notes held by an unrelated third party for consideration of $600,000. The Company recognized an extraordinary gain on this transaction of $131,533 during the third quarter of 1996. No federal income tax was recognized related to this gain due to the consolidated tax position of the Company.

The result of the two aforementioned transactions was to retire all outstanding Subordinated Notes.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE B--NOTES PAYABLE  (CONTINUED)

On December 29, 1995, the Company issued senior notes (the "Senior Notes") totaling $16,500,000 at 9.50%, maturing on April 1, 2001. The proceeds from these notes were used to retire the loan outstanding under an existing credit agreement and to liquidate an intercompany loan between ACCEL and an insurance subsidiary. In addition, as of January 1, 1996, Acceleration Life Insurance Company ("ALIC") entered into a reinsurance agreement with an unaffiliated company to reinsure the majority of the in-force credit business. The Senior Notes are payable to the same unaffiliated company which is a party to the reinsurance agreement dated January 1, 1996. This agreement is structured such, that as future profits emerge on this block of business, these profits are held by the reinsurance company, and ultimately applied to pay interest on and to redeem the Senior Notes. This is accomplished by the following transactions. The reinsurance company distributes profits to ALIC as periodically agreed to by the reinsurance company and ALIC. ALIC then, subject to the Department of Insurance of the State of Ohio (Ohio Department) approval, dividends funds to ACCEL. ACCEL then uses these funds to redeem a portion of the senior notes and the interest thereon. Profits in excess of the amount required to retire the Senior Notes are to be returned to ALIC from the reinsurer. As of December 31, 1996, $1,500,000 of the profits on this block of business were released to ALIC in the form of the aforementioned Senior Notes This release resulted in a balance of
$15,000,000 of Senior Notes outstanding as of March 31, 1997 and December 31, 1996.


NOTE  C--REINSURANCE

On January 1, 1996 the Company terminated its then existing quota share reinsurance agreement and elected to recapture the liabilities subject to the treaty. The liabilities recaptured thereunder were then available for cession under the treaty described below. The unearned premium reserves and claim liabilities recaptured were $29,753,000 and $8,424,000, respectively.

Concurrent with this termination, the Company entered into a reinsurance agreement with a different unaffiliated reinsurer (which is also the buyer of the Senior Notes discussed in Note B) to reinsure a substantial portion of the in-force credit life and accident and health insurance business, including the amounts recaptured. This agreement is structured in such a way that as future profits emerge on this block of business, a substantial portion of the Company's share of the profits will be used over the next four to five years to pay fees and interest to the reinsurer and redeem the new Senior Notes of $16,500,000 (see Note B). In connection with this agreement, approximately $40,000,000 of assets were transferred to the reinsurer on December 29, 1995, as agreed to by all parties. The unearned premium reserves and liability for insurance claims subject to cession under this treaty approximated $48,616,000 and $9,919,000, respectively, as of January 1, 1996.

The Company also has an agreement in place which covers a substantial portion of its credit insurance business produced in 1996 and 1997. This agreement contains an experience adjustment computation that results in the ultimate cost of this agreement being a stated percentage related to the business covered by the agreement. The Company ultimately retains a substantial part of the insurance risk, the underwriting income or loss and the investment income on net funds.

The Company determined that deposit accounting is the appropriate method of accounting for this agreement since it is not reasonably possible for the reinsurer to realize a significant loss from the transaction. The unaudited consolidated financial statements have been prepared on this basis.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE C--REINSURANCE (CONTINUED)

The following data summarizes certain aspects of the Company's reinsurance activity for the periods presented.

Premiums written and earned in 1997 and 1996 are summarized as follows:

                                     Three Months Ended March 31,
                                  1997                            1996
                          Written      Earned            Written       Earned
                                         (Thousands of dollars)
Direct                   $ 13,693      $ 13,694          $ 15,862     $ 13,620
Assumed                      (294)        1,200               835        1,088
Ceded                       3,434         4,343             9,070       11,195
                         --------      --------          --------     --------
Net premiums             $  9,965      $ 10,551          $  7,627     $  3,513
                         ========      ========          ========     ========

Policy benefits incurred in 1997 and 1996 are summarized as follows:

                                     Three Months Ended March 31,
                                       1997                   1996
                                          (Thousands of dollars)
Direct                              $  6,513              $  5,052
Assumed                                  873                   831
Ceded                                  1,372                 3,547
                                    --------              --------

Net policy benefits                 $  6,014              $  2,336
                                    ========              ========


NOTE D--COMMITMENTS AND CONTINGENCIES

In May 1996, the Liquidation Bureau of the New York Department ("Liquidation Bureau"), acting on behalf of the New York Property/Casualty Insurance Security Funds (the "Guaranty Fund"), during a meeting with Company representatives informally advised the Company that on behalf of the Guaranty Fund it intended to seek indemnification or reimbursement from Acceleration National Insurance Company ("ANIC") for claims paid by the Guaranty Fund to Galaxy Insurance Company ("Galaxy", a subsidiary of the Company) insureds on policies which may have been covered by certificates of suretyship ("Certificates") which ANIC had issued with respect to certain Galaxy insurance policies. The Liquidation Bureau has provided some information in response to the Company's request for accounting data and other information with respect to the Liquidation Bureau's analysis of the Guaranty Fund's right to indemnification; however, the Company is not yet able to quantify the magnitude of the potential claim, if any, for indemnification or reimbursement. The Company has taken the position that the Guaranty Fund has no right to seek indemnification unless Galaxy insureds who hold properly issued Certificates have executed assignments and evidences of subrogation. Even if any Galaxy insured properly made such a claim directly to ANIC, the Company has been advised by counsel that if ANIC paid any such claim, it would have the right, under assignment and subrogation agreements with its insureds, to assert all rights that the insureds could have asserted to recover the loss amounts from any other source, including the Guaranty Fund.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                  Operating Results for the Three Months Ended
                             March 31, 1997 and 1996

Operating Results

The income before federal income taxes for 1997 was $235,000 compared to $38,000 in 1996. The Company's three primary product lines; credit, extended service contracts and commercial auto all produced positive underwriting margins in the first quarter of 1997. Loss ratios for these products were at or below targeted levels.

The Company's new Property and Casualty programs continued their growth, producing $5,000,000 of annualized premium in the first quarter of 1997 compared to $4,600,000 in the first quarter of 1996. These programs, primarily Commercial Auto, have now matured to the point where they are generating a contribution to the Company's financial results.

The Company's general and administrative expenses have increased by $162,000 or 9.5% in 1997 compared to 1996. These expenses are being incurred in order to prepare the Company to add additional product lines and to enhance current offerings.

Revenue

Premium writings for 1997 were $13.4 million compared to $16.7 million for 1996. Premiums written in 1997 compared to 1996 increased by $490,000 for the extended service contract program and by $400,000 for the new commercial auto program. These increases were offset by decreases in credit premium written of $2,600,000 and in medical premiums of $1,600,000. The decrease in credit premium is attributable to the termination of a joint marketing agreement covering credit business written in the state of Pennsylvania, the loss of a significant account and the Company's withdrawl from the state of Michigan.

Liquidity and Capital Resources

The Company's cash flows from operations have generally been adequate for its current operating needs. The Company's credit insurance policy terms and related liabilities are generally limited to a four-year period during which the consumer makes payments on the loan. The Company's liability on extended service contracts typically extends for either one-year or five-year periods. The Company's long haul trucking and charter bus business generally is written for a term of one year with the casualty claim related liabilities extending beyond that period. The Company, therefore, maintains liquidity in its investment portfolio to correspond with the liabilities outstanding on its lines of business. At March 31, 1997, the estimated duration of the Company's fixed income investment portfolio was 3.0 years while the estimated liability duration was approximately 3.5 years. Currently, an interest rate change of 1% would impact the fair value of the fixed maturity portfolio and stockholders' equity by a decline of approximately $2 million if interest rates rose and an increase of approximately $2 million if interest rates declined.

The Company's "available for sale" fixed maturity portfolio at March 31, 1997 and 1996 includes mortgage-backed securities, collateralized mortgage obligation securities and asset-backed collateralized securities. The mortgage and asset-backed securities are subject to risks associated with variable prepayments. As such, those securities may have a different actual maturity and yield than planned at the time of purchase. The degree to which a security is susceptible to either gains or losses is influenced by the difference between its amortized cost and par value, relative sensitivity of the underlying mortgages to prepayment risk in a changing interest rate environment and relative priority of the securities in the overall securitization.

The Company limits the extent of its risks on fixed maturity securities by generally avoiding securities whose cost significantly exceeds par, by purchasing securities which are backed by stable collateral, and by concentrating on securities that are either planned amortization or sequential pay classes. The collateralized mortgage obligations and asset backed securities owned have primarily short to intermediate average lives. At March 31, 1997, the Company did not have a significant amount of higher risk mortgage or asset backed securities. There are negligible default risks on the mortgage and asset backed security portfolios as a whole as the vast majority of the assets are either guaranteed by U. S. government-sponsored entities or are supported in the securitization structure by junior securities enabling the assets to achieve high investment grade status.

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

On July 25, 1996, the Company commenced an offering of non-transferable rights to stockholders of record as of June 18, 1996 (see Rights Offering under Certain Events). The Rights Offering concluded on August 28, 1996 and generated $3,261,780 in cash proceeds. A supplemental offering to employees, agents and customers concluded on September 30, 1996 and generated $141,862 in cash proceeds of which $113,355 had been received by the Company as of December 31, 1996. The cash proceeds from these offerings have been used to repay intercompany advances ($2,647,000), for the redemption of Subordinated Notes which were not tendered in the Rights Offering ($600,000) (see "Note B" in the Notes to Unaudited Consolidated Financial Statements), and for general corporate purposes.

Also, under the provisions of the Rights Offering, the Company permitted Chase Insurance Holdings Corporation ("CIHC") and its affiliates to tender the principal amount of their Subordinated Notes (See "Note B" in the Notes to Unaudited Consolidated Financial Statements) for cancellation as consideration (in lieu of cash) for the purchase of shares of common stock pursuant to the Rights Offering. On August 23, 1996, CIHC and its affiliates tendered $5,619,046 principal amount of their Subordinated Notes plus an additional $83,759 of accrued interest thereon under the terms of the Rights Offering. At the conclusion of the offering, CIHC and its affiliate had reduced their holding of Subordinated Notes to $0.

In  a  separate   transaction,   ACCEL  retired  $731,533  principal  amount  of
Subordinated Notes held by an unrelated third party for consideration of $600,000. ACCEL recognized an extraordinary gain on this transaction of $131,533 during the third quarter of 1996. No federal income tax was recognized related to this gain due to the current consolidated tax position of the Company. The result of the two aforementioned transactions was to retire all outstanding Subordinated Notes.

On December 29, 1995, the Company issued new senior notes (the "Senior Notes") totaling $16,500,000 at 9.50%, maturing on April 1, 2001. The proceeds from these notes were used to retire the loan outstanding under an existing credit agreement (see "Note B" in the Notes to Unaudited Consolidated Financial Statements) and to liquidate an intercompany loan between ACCEL and an insurance company subsidiary. In addition, as of January 1, 1996, ALIC entered into a reinsurance agreement with an unaffiliated company to reinsure its in-force credit business. The Senior Notes are payable to the same unaffiliated company which is a party to the reinsurance agreement dated January 1, 1996. This agreement is structured such, that as future profits emerge on this block of business, these profits are held by the reinsurance company, and ultimately applied to pay interest on and to redeem the Senior Notes. This is accomplished by the following transactions. The reinsurance company distributes profits to ALIC as periodically agreed to by the reinsurance company and ALIC. ALIC then, subject to Ohio Department approval, dividends funds to ACCEL. ACCEL then uses these funds to redeem a portion of the senior notes and the interest thereon. Profits in excess of the amount required to retire the Senior Notes are to be returned to ALIC from the reinsurer. As of December 31, 1996, $1,500,000 of the profits on this block of business were released to ALIC in the form of the aforementioned Senior Notes issued by ACCEL. This release resulted in a balance of $15,000,000 of Senior Notes outstanding as of March 31, 1997 and December 31, 1996.

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

The unpaid balance of the loan has been reflected as a reduction in common stockholders' equity in the accompanying unaudited consolidated balance sheets. During the first quarter of 1997, ACCEL made the final payment and retired this loan.

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

In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 125 - Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 125). SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The accounting and disclosure requirements of SFAS 125 are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. Earlier or retroactive application is not permitted. ACCEL adopted SFAS 125 in 1997 and the impact on the unaudited consolidated financial statements was not material.

In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128 - Earnings per Share (SFAS 128). SFAS 128 establishes standards for computing and presenting earnings per share (EPS). The accounting and disclosure requirements of SFAS 128 are effective for financial statements issued for periods ending after December 15, 1997, including interim periods and earlier adoption is not permitted. SFAS 128 also requires restatement of all prior-period EPS data presented. ACCEL will adopt SFAS 128 in December 1997 and the impact on the unaudited consolidated financial statements is not expected to be material.

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

During 1996, the Liquidation Bureau, acting on behalf of the New York Property/Casualty Insurance Security Funds (the "Guaranty Fund"), informally advised the Company that on behalf of the Guaranty Fund it intended to seek indemnification or reimbursement from ANIC for claims paid by the Guaranty Fund to Galaxy insureds on policies which may have been covered by the Certificates. The Liquidation Bureau has provided some information in response to the Company's request for accounting data and other information with respect to the Liquidation Bureau's analysis of the Guaranty Fund's right to indemnification; however, the Company has not been able to evaluate or quantify the magnitude of the potential claim, if any, for indemnification or reimbursement. The Company has taken the position that the Guaranty Fund has no right to seek indemnification unless Galaxy insureds who hold properly issued Certificates have executed assignments and evidences of subrogation. Even if any Galaxy insureds properly made such a claim directly to ANIC, the Company has been advised by its legal counsel that if ANIC paid any such claim, it would have the right, under assignment and subrogation agreements with its insureds, to assert all rights that the insureds could have asserted to recover the loss amounts from any other source, including the Guaranty Fund. In early 1997, the Liquidation Bureau requested of the Companys' counsel the basis for the position taken by the Company. A written analysis supporting the Company's position was subsequently issued to the Liquidation Bureau.

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

In late 1995, ACCEL was awarded $5,300,000 in damages related to this litigation. Pursuant to settlements reached with all of the parties, ACCEL received a total of $4,291,085 in 1996 ($140,000 in the first quarter of 1996). With the approval of the Ohio Department, the proceeds from the settlement were shared equally between ACCEL and ANIC. The Company requested the sharing agreement due to the continuing losses in the REO program realized by ANIC since 1991. The Company has recorded the recovery as "Other income" in the accompanying unaudited consolidated statement of operations for the three months ended March 31, 1996.

PART II.   OTHER INFORMATION


ITEM 6. Exhibits and Reports on Form 8-K

        (b) No reports on Form 8-K have been filed by the Registrant during the quarter ended March 31, 1997.


                                                          SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 ACCEL INTERNATIONAL CORPORATION

Dated:            May 13, 1997                   By:   /S/ Kurt L. Mueller
        --------------------------------               -------------------
                                                       Kurt L. Mueller
                                                       Vice President, Treasurer
                                                       and Controller*
-----
* Mr. Mueller is Vice President, Treasurer and Controller and has been duly authorized to execute the report on behalf of the Registrant.