Form 10-Q
period 1997-06-30
ACCEL INTERNATIONAL CORP
filed 1997-08-14
CIK 1985

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                       For the quarter ended June 30, 1997


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q. _____

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of July 31, 1997, there were 8,603,742 shares of Common Stock, $.10 par value per Share outstanding.

                                                      COMMISSION FILE NO. 0-8162

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                  June 30, 1997

                                      INDEX



PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements                                          Page

         Unaudited Consolidated Balance Sheets
            (June 30, 1997 and December 31, 1996)                     1 -  2

         Unaudited Consolidated Statements of Operations (Six months
            ended June 30, 1997 and 1996)                                  3

         Unaudited Consolidated Statements of Common Stockholders'
            Equity (Six months ended June 30, 1997 and year
            ended December 31, 1996)                                       4

         Unaudited Consolidated Statements of Cash Flows (Six months
            ended June 30, 1997 and 1996)                                  5

         Notes to Unaudited Consolidated Financial Statements         6 - 11

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                      12 - 15


PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                 16

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                         June 30, December 31,
                                                           1997        1996
                                                        (Thousands of dollars)
ASSETS

Investments:
   Investments available for sale, at fair value:
      Fixed maturities (cost: 1997--$54,931,000;
         1996--$58,889,000)                             $  54,324   $  58,281
      Equity securities (cost:  1997--$5,807 ,000;
         1996--$5,514,000)                                  5,803       5,511
      Short-term investments
         (cost:  1997--$13,184,000; 1996--$10,670,000)     13,206      10,703
   Other invested assets, at cost
      (fair value:  1997--$314,000; 1996--$346,000)           314         346
                                                        ----------  ----------
                                                           73,647      74,841

Cash                                                          719       3,331

Receivables:
   Premiums in process of transmittal, less
      allowance (1997--$243,000; 1996--$223,000)           13,424       7,286
   Amounts due from reinsurers,
      less allowance (1997 and 1996--$125,000)             18,980      11,138
   Recoverable federal income taxes                             -       1,019
                                                        ----------  ----------
                                                           32,404      19,443

Accrued investment income                                     606         652
Prepaid reinsurance premiums                               18,673      15,036
Reinsurance premium deposits                               31,111      42,615
Deferred policy acquisition costs                          30,542      30,946
Equipment--at cost, less accumulated
     depreciation (1997--$159,000;  1996--$162,000)           543         231
 Leasehold improvements, less accumulated amortization
     (1997--$44,000; 1996--$26,000)                           148         152
Other assets:
   Cost in excess of fair value of net assets of
      subsidiaries at dates of acquisition ($4,448,000)
      less accumulated amortization                           663         716
   Funds held under reinsurance agreements                  6,167         406
   Other                                                      882         939
                                                        ----------  ----------
                                                            7,712       2,061
                                                        ----------  ----------
                                                        $ 196,105   $ 189,308
                                                        ==========  ==========

                                                                     (Continued)

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                                         June 30, December 31,
                                                           1997        1996
                                                        (Thousands of dollars)
LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

Policy reserves and liabilities:
   Unearned premium reserves                            $  84,070   $  81,820
   Insurance claims                                        24,927      25,256
   Other                                                        7           7
                                                        ----------  ----------
                                                          109,004     107,083

Other liabilities:
   Funds held under reinsurance agreements                  2,855       2,920
   Deferred reinsurance commissions                        14,047      13,902
   Amounts due reinsurers                                  11,285       6,133
   Notes payable                                           15,000      15,000
   Commissions payable                                      5,353       5,163
   Accounts payable and other liabilities                   1,781       2,788
   Federal income taxes:
      Current                                                 283           -
      Deferred                                              4,232       4,678
                                                        ----------  ----------
                                                           54,836      50,584
                                                        ----------  ----------
                                                          163,840     157,667
                                                        ----------  ----------
Commitments and Contingencies

Redeemable preferred stock:
   Authorized shares--1,000,000;
      no issued or outstanding shares                           -           -

Common stockholders' equity:
   Common stock, $.10 par value
      Authorized shares (1997 and 1996--15,000,000)
      Issued shares (1997 and 1996--9,401,162)                940         940
   Additional paid-in capital                              32,507      32,507
   Retained earnings                                        6,006       5,403
   Less 797,420 treasury shares at cost                    (6,599)     (6,599)
   ESOP loan                                                    -         (32)
   Net unrealized depreciation on investment
      securities                                             (589)       (578)
                                                        ----------  ----------
                                                           32,265      31,641
                                                        ----------  ----------
                                                        $  196,105  $ 189,308
                                                        ==========  ==========

See notes to unaudited consolidated financial statements.

                                       2

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Three Months Ended June 30,   Six Months Ended June 30,
                                                      1997           1996           1997           1996
                                                        (Thousands of dollars, except per share data)
REVENUE:
   Gross premiums written                       $    19,146    $    17,169    $    32,545    $    33,865
   Less reinsurance ceded                             6,704          4,754         10,138          9,254
                                                ------------   ------------   ------------   ------------
      Net premiums written                           12,442         12,415         22,407         24,611
   Decrease (increase) in unearned
      premium reserves                                  165           (917)           751         (3,048)
                                                ------------   ------------   ------------   ------------
   Premiums earned                                   12,607         11,498         23,158         21,563
   Net investment income:
      Interest and dividends                          1,176          1,057          2,331          2,059
      Realized gains (losses)                            (9)           (13)            65            275
   Service fees on extended service
      contracts                                         972            638          1,517          1,223
   Other income                                          88             36            150            272
                                                ------------   ------------   ------------   ------------
                                                     14,834         13,216         27,221         25,392
                                                ------------   ------------   ------------   ------------
BENEFITS AND EXPENSES:
   Policy benefits                                    6,228          5,594         12,242        (10,685)
   Commissions and selling expenses                   6,424          6,847         11,198         12,055
   Reinsurance expense recovery                        (662)          (945)        (2,883)        (1,619)
   General and administrative                         1,948          1,656          3,814          3,359
   Taxes, licenses and fees                             692            357          1,090            871
   Interest                                             357            548            713          1,088
   Decrease (increase) in deferred
      policy acquisition costs                         (561)          (855)           404         (1,099)
                                                ------------   ------------   ------------   ------------
                                                     14,426         13,202         26,578         25,340
                                                ------------   ------------   ------------   ------------

     INCOME BEFORE FEDERAINCOME TAXES                   408             14            643             52
Federal income taxes:
   Current expense                                      303            393            486            513
   Deferred benefit                                    (273)          (425)          (446)          (553)
                                                ------------   ------------   ------------   ------------
                                                         30            (32)            40            (40)
                                                ------------   ------------   ------------   ------------

        NET INCOME                              $       378    $        46    $       603    $        92
                                                ============   ============   ============   ============
 Per Common Share:
     Net income                                 $      0.04    $      0.01    $      0.07    $      0.02
                                                ============   ============   ============   ============
Weighted average number of common
   shares outstanding                             8,603,742      4,506,432      8,603,742      4,483,575
                                                ============   ============   ============   ============

See notes to unaudited consolidated financial statements.

                                       3

                                          ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                  UNAUDITED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                                                                                                           Net
                                                                                                       unrealized
                                                Additional                    Common                  depreciation
                                       Common      paid-in     Retained  stock held in                on investment
                                        stock      capital     earnings     treasury     ESOP loan     securities          Net
                                    ----------   ----------   ----------   ----------    ----------    ----------    ----------
                                                                    (Thousands of dollars)
Balances at December 31, 1995       $     524    $  23,702    $   3,299    $  (6,599)    $    (161)    $    (205)    $  20,560
   Payments on ESOP loan                    -            -            -            -           129             -           129
   Change in net unrealized
      depreciation on
      investment securities                 -            -            -            -             -          (373)         (373)
   Issuance of 110,000 shares of
      Common Stock under
      Common Stock Option Plan             11          223            -            -             -             -           234
   Issuance of 4,047,310 shares of
      Common Stock in conjuction
      with the Rights Offering and
      the Supplemental Offering           405        8,582            -            -             -             -         8,987
   Net income                               -            -        2,104            -             -             -         2,104
                                    ----------   ----------   ----------   ----------    ----------    ----------    ----------
Balances at December 31, 1996             940       32,507        5,403       (6,599)          (32)         (578)       31,641
   Payments on ESOP loan                    -            -            -            -            32             -            32
   Change in net unrealized
      depreciation on
      investment securities                 -            -            -            -             -           (11)          (11)
   Net income                               -            -          603            -             -             -           603
                                    ----------   ----------   ----------   ----------    ----------    ----------    ----------
Balances at June 30, 1997           $     940    $  32,507    $   6,006    $  (6,599)    $       -     $    (589)    $  32,265
                                    ==========   ==========   ==========   ==========    ==========    ==========    ==========

See notes to unaudited consolidated financial statements.

                                       4

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Six Months Ended June 30,
                                                   1997               1996
                                                ------------    ------------
                                                   (Thousands of dollars)
OPERATING ACTIVITIES:
     Net income                                 $       603     $        92
     Adjustments to reconcile net income to
        net cash used in operating activities:
           Change in premiums receivable             (6,158)         (5,021)
           Change in accrued investment income           46             (14)
           Change in prepaid reinsurance premiums    (3,637)        (26,416)
           Change in funds held under reinsurance
              agreements                             (5,826)         (3,129)
           Change in unearned premium reserves        2,250           5,997
           Change in insurance claim reserves          (329)            653
           Change in amounts due reinsurers
              and amounts due from reinsurers        (2,690)        (21,539)
           Change in other assets, other liabilities
              and accrued income taxes                  133          (1,188)
           Interest paid in kind                          -             306
           Accrual of discount on bonds                (114)           (117)
           Amortization of premium on bonds              54              51
           Amortization of deferred policy
              acquisition costs                      10,406           9,897
           Policy acquisition costs deferred        (10,002)        (10,996)
           Reinsurance commissions earned            (2,773)         (9,416)
           Reinsurance commissions received           2,918          10,376
           Provision for depreciation and
              amortization                              132             151
           Net realized gains on investments            (65)           (275)
                                                ------------    ------------
NET CASH USED IN OPERATING ACTIVITIES               (15,052)        (50,588)
INVESTING ACTIVITIES:
   Sale of investments available for sale            13,331           6,576
   Purchase of investments available for sale       (12,040)        (11,545)
   Sale of property occupied by the Company               -           3,298
   Other, net                                          (387)           (286)
                                                ------------    ------------
NET CASH PROVIDED BY (USED IN)
   INVESTING ACTIVITIES                                 904          (1,957)
FINANCING ACTIVITIES:
   Payment on ESOP loan                                  32              73
   Issuance of Common Stock under Stock Option Plan       -             234
   Change in reinsurance premium deposits            11,504          48,343
                                                ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES            11,536          48,650
                                                ------------    ------------
   NET DECREASE IN CASH                              (2,612)         (3,895)
Cash at beginning of year                             3,331           5,039
                                                ------------    ------------
CASH AT END OF PERIOD                           $       719     $     1,144
                                                ============    ============

See notes to unaudited consolidated financial statements.

                                       5

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1997


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

Short-term investments, which include U.S. Treasury securities, commercial paper and certificates of deposit are carried at fair value which approximates cost.

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


NOTE B--NOTES PAYABLE

In 1991, ACCEL issued $5,848,000 of subordinated notes (the "Subordinated Notes"). The Subordinated Notes had a nine-year term with no principal payable until maturity, and bore interest at 10.125% per annum. Effective June 30, 1992, ACCEL amended the notes to permit the issuance of additional notes for the purpose of making interest payments, provided, however, that ACCEL could at its option pay cash in lieu of issuing additional notes in any denomination of less than $1,000. As a result, ACCEL issued additional notes totaling $306,000 for the six months ended June 30, 1996.

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

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE B--NOTES PAYABLE  (CONTINUED)

On December 29, 1995, the Company issued senior notes (the "Senior Notes") totaling $16,500,000 at 9.50%, maturing on April 1, 2001. The proceeds from these notes were used to retire the loan outstanding under an existing credit agreement and to liquidate an intercompany loan between ACCEL and an insurance subsidiary. In addition, as of January 1, 1996, Acceleration Life Insurance Company ("ALIC") entered into a reinsurance agreement with an unaffiliated company to reinsure the majority of the in-force credit business. The Senior Notes are payable to the same unaffiliated company which is a party to the reinsurance agreement dated January 1, 1996. This agreement is structured such, that as future profits emerge on this block of business, these profits are held by the reinsurance company, and ultimately applied to pay interest on and to redeem the Senior Notes. This is accomplished by the following transactions. The reinsurance company distributes profits to ALIC as periodically agreed to by the reinsurance company and ALIC. ALIC then, subject to the Department of Insurance of the State of Ohio (Ohio Department) approval, dividends funds to ACCEL. ACCEL then uses these funds to redeem a portion of the senior notes and the interest thereon. Profits in excess of the amount required to retire the Senior Notes are to be returned to ALIC from the reinsurer. As of December 31, 1996, $1,500,000 of the profits on this block of business were released to ALIC in the form of the aforementioned Senior Notes This release resulted in a balance of $15,000,000 of Senior Notes outstanding as of June 30, 1997 and December 31, 1996.


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

Premiums written and earned in 1997 and 1996 are summarized as follows:

                       WRITTEN                               EARNED
         ----------------------------------- -----------------------------------
                              Period Ended June 30
         Six Months Ended Three Months Ended Six Months Ended Three Months Ended
           1997     1996     1997     1996     1997     1996     1997     1996
           ----     ----     ----     ----     ----     ----     ----     ----
                             (Thousands of dollars)

Direct   $33,092  $31,284  $19,399  $15,422  $28,070  $25,147  $14,376  $11,527
Assumed     (547)   2,581     (253)   1,747    2,226    2,732    1,026    1,644
Ceded     10,138    9,254    6,704    4,754    7,138    6,316    2,795    1,673
         -------- -------- -------- -------- -------- -------- -------- --------

Net      $22,407  $24,611  $12,442  $12,415  $23,158  $21,563  $12,607  $11,498
         ======== ======== ======== ======== ======== ======== ======== ========


Policy benefits incurred in 1997 and 1996 are summarized as follows:

                       Six Months Ended        Three Months Ended June 30
                      1997          1996           1997           1996
                             (Thousands of dollars)
Direct              $13,973       $ 8,804        $ 7,460        $ 3,752
Assumed               1,545         1,869            672          1,038
Ceded                 3,276           (12)         1,904           (804)
                    --------      --------       --------       --------
Net policy benefits $12,242       $10,685        $ 6,228        $ 5,594
                    ========      ========       ========       ========


NOTE D--COMMITMENTS AND CONTINGENCIES

In May 1996, the Liquidation Bureau of the New York Department ("Liquidation Bureau"), acting on behalf of the New York Property/Casualty Insurance Security Funds (the "Guaranty Fund"), during a meeting with Company representatives informally advised the Company that on behalf of the Guaranty Fund it intended to seek indemnification or reimbursement from Acceleration National Insurance Company ("ANIC") for claims paid by the Guaranty Fund to Galaxy Insurance Company ("Galaxy", a subsidiary of the Company), insureds on policies which may have been covered by certificates of suretyship ("Certificates") which ANIC had issued with respect to certain Galaxy insurance policies. The Liquidation Bureau has provided some information in response to the Company's request for accounting data and other information with respect to the Liquidation Bureau's analysis of the Guaranty Fund's right to indemnification; however, the Company is not yet able to quantify the magnitude of the potential claim, if any, for indemnification or reimbursement. The Company has taken the position that the Guaranty Fund has no right to seek indemnification unless Galaxy insureds who hold properly issued Certificates have executed assignments and evidences of subrogation. Even if any Galaxy insured properly made such a claim directly to ANIC, the Company has been advised by counsel that if ANIC paid any such claim, it would have the right, under assignment and subrogation agreements with its insureds, to assert all rights that the insureds could have asserted to recover the loss amounts from any other source, including the Guaranty Fund.

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

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE E--SUBSEQUENT EVENT

On August 13, 1997, ACCEL announced it has reached an agreement in principle pursuant to which ACCEL will sell its auto aftermarket product group along with the stock of its Acceleration Life Insurance Company (ALIC) subsidiary and two other subsidiaries to Frontier Insurance Group, Inc. for an undisclosed amount. The closing of the sale is expected to occur during the fourth quarter of 1997 and is subject to the completion of due diligence by Frontier, negotiation of a definitive agreement, the approval of the stockholders of ACCEL and the receipt of certain regulatory approvals and satisfaction of certain customary conditions.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                   Operating Results for the Six Months Ended
                             June 30, 1997 and 1996


Operating Results

The income before federal income taxes for the six months ended June 30, 1997 was $643,000 compared to $52,000 for the same period in 1996. The income before federal income taxes for the three months ended June 30, 1997 was $408,000 compared to $14,000 for the same period in 1996. The Company's three primary product lines; credit, extended service contracts and commercial auto all produced positive underwriting margins in the first half of 1997. Loss ratios for these products were at or below targeted levels.

The Company's new Property and Casualty programs continued their growth, producing $14,950,000 of annualized premium in the first half of 1997 compared to $10,300,000 in the first half of 1996. These programs, primarily Commercial Auto, have now matured to the point where they are generating a contribution to the Company's financial results.

The Company's general and administrative expenses have increased by $455,000 or 13.5% in 1997 compared to 1996. These expenses are being incurred in order to prepare the Company to add additional product lines and to enhance current offerings.


Revenue

Premium writings for the first half of 1997 were $32.5 million compared to $33.9 million for the first half of 1996. Premiums written increased by $650,000 for the extended service contract program and by $4,650,000 for the new property and casualty programs. These increases were offset by a decrease in credit premium written of $6,250,000. The decrease in credit premium is attributable to the termination of a joint marketing agreement covering credit business written in the commonwealth of Pennsylvania, the loss of a significant account and the Companys' withdrawal from the state of Michigan.


Liquidity and Capital Resources

The Company's cash flows from operations have generally been adequate for its current operating needs. The Company's credit insurance policy terms and related liabilities are generally limited to a four-year period during which the consumer makes payments on the loan. The Company's liability on extended service contracts typically extends for either one-year or five-year periods. The Company's long haul trucking and charter bus business generally is written for a term of one year with the casualty claim related liabilities extending beyond that period. The Company, therefore, maintains liquidity in its investment portfolio to correspond with the liabilities outstanding on its lines of business. At June 30, 1997, the estimated duration of the Company's fixed income investment portfolio was 2.9 years while the estimated liability duration was approximately 3.5 years. Currently, an interest rate change of 1% would impact the fair value of the fixed maturity portfolio and stockholders' equity by a decline of approximately $1.9 million if interest rates rose and an increase of approximately $1.9 million if interest rates declined.

The Company's "available for sale" fixed maturity portfolio at June 30, 1997 and 1996 includes mortgage-backed securities, collateralized mortgage obligation securities and asset-backed collateralized securities. The mortgage and asset-backed securities are subject to risks associated with variable prepayments. As such, those securities may have a different actual maturity and yield than planned at the time of purchase. The degree to which a security is susceptible to either gains or losses is influenced by the difference between its amortized cost and par value, relative sensitivity of the underlying mortgages to prepayment risk in a changing interest rate environment and relative priority of the securities in the overall securitization.

The Company limits the extent of its risks on fixed maturity securities by generally avoiding securities whose cost significantly exceeds par, by purchasing securities which are backed by stable collateral, and by concentrating on securities that are either planned amortization or sequential pay classes. The collateralized mortgage obligations and asset backed securities owned have primarily short to intermediate average lives. At June 30, 1997, the Company did not have a significant amount of higher risk mortgage or asset backed securities. There are negligible default risks on the mortgage and asset backed security portfolios as a whole as the vast majority of the assets are either guaranteed by U. S. government-sponsored entities or are supported in the securitization structure by junior securities enabling the assets to achieve high investment grade status.

Ohio domiciled insurance companies are subject to Ohio law which regulates the ability of insurance companies to pay dividends. The regulation limits the annual dividend or distribution of an insurer to the greater of (1) net income of the previous year or (2) 10% of unassigned surplus as of the end of the previous year. In addition, all dividends must come from earned surplus to qualify as a non-extraordinary dividend. Amounts greater than this would be considered extraordinary dividends and could not be paid without permission of the Ohio Department. Based on this regulation, ALIC could pay a dividend of $1,543,315 without Ohio Department approval to ACCEL in 1997 and ANIC would require Ohio Department approval to pay any dividend to ACCEL during 1997. On May 8, 1997, ALIC paid a cash dividend to ACCEL in the amount of $1,500,000.

The Company will monitor its current and future debt service requirements to coincide with cash flow availability. In 1996, the Company used a portion of the proceeds from a Rights Offering and the payment from a judgment entered in its favor in a legal proceeding (see Rights Offering and Discontinued Realtor's Errors and Omissions Program under Certain Events) to repay $4,296,000 in advances received in 1992 and 1993 from ACCEL's subsidiaries. These outstanding advances were eliminated in consolidation.

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

On December 29, 1995, the Company issued new senior notes (the "Senior Notes") totaling $16,500,000 at 9.50%, maturing on April 1, 2001. The proceeds from these notes were used to retire the loan outstanding under an existing credit agreement (see "Note B" in the Notes to Unaudited Consolidated Financial Statements) and to liquidate an intercompany loan between ACCEL and an insurance company subsidiary. In addition, as of January 1, 1996, ALIC entered into a reinsurance agreement with an unaffiliated company to reinsure its in-force credit business. The Senior Notes are payable to the same unaffiliated company which is a party to the reinsurance agreement dated January 1, 1996. This agreement is structured such, that as future profits emerge on this block of business, these profits are held by the reinsurance company, and ultimately applied to pay interest on and to redeem the Senior Notes. This is accomplished by the following transactions. The reinsurance company distributes profits to ALIC as periodically agreed to by the reinsurance company and ALIC. ALIC then, subject to Ohio Department approval, dividends funds to ACCEL. ACCEL then uses these funds to redeem a portion of the senior notes and the interest thereon. Profits in excess of the amount required to retire the Senior Notes are to be returned to ALIC from the reinsurer. As of December 31, 1996, $1,500,000 of the profits on this block of business were released to ALIC in the form of the aforementioned Senior Notes issued by ACCEL. This release resulted in a balance of $15,000,000 of Senior Notes outstanding as of June 30, 1997 and December 31, 1996.

ACCEL's Board of Directors approved an Employee Stock Ownership Plan ("ESOP") during 1989. In 1990, the ESOP entered into an agreement with ALIC to borrow up to $1,000,000 for the purchase of ACCEL's common stock. Company contributions into the ESOP have been used to pay down the loan from ALIC and release shares into the participants' accounts as the Company's matching contribution. The ESOP purchased 136,887 shares (adjusted for the 1990 5% common stock dividend) under this loan agreement with ALIC at a cost of $1,000,000. In addition to the shares purchased under the loan agreement, the ESOP purchased 90,088 common shares at a cost of $603,000. The loan bore interest at 10%.

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

In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 125 - Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 125). SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The accounting and disclosure requirements of SFAS 125 are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. Earlier or retroactive application was not permitted. ACCEL adopted SFAS 125 in 1997 and the impact on the unaudited consolidated financial statements was not material.

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

In late 1995, ACCEL was awarded $5,300,000 in damages related to this litigation. Pursuant to settlements reached with all of the parties, ACCEL received a total of $4,291,085 in 1996 ($140,000 in the first quarter of 1996). With the approval of the Ohio Department, the proceeds from the settlement were shared equally between ACCEL and ANIC. The Company requested the sharing agreement due to the continuing losses in the REO program realized by ANIC since 1991. The Company has recorded the $140,000 recovery as "Other income" in the accompanying unaudited consolidated statement of operations for the six months ended June 30, 1996.

Sale of Auto Aftermarket Product Group: On August 13, 1997, ACCEL announced it has reached an agreement in principle pursuant to which ACCEL will sell its auto aftermarket product group along with the stock of its Acceleration Life Insurance Company (ALIC) subsidiary and two other subsidiaries to Frontier Insurance Group, Inc. for an undisclosed amount. The closing of the sale is expected to occur during the fourth quarter of 1997 and is subject to the completion of due diligence by Frontier, negotiation of a definitive agreement, the approval of the stockholders of ACCEL and the receipt of certain regulatory approvals and satisfaction of certain customary conditions.

PART II.   OTHER INFORMATION


ITEM 6. Exhibits and Reports on Form 8-K

        (b) No reports on Form 8-K have been filed by the Registrant during the quarter ended June 30, 1997.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ACCEL INTERNATIONAL CORPORATION

Dated:     August 14, 1997                  By:   /S/ Kurt L. Mueller
        ---------------------                     -------------------
                                                  Kurt L. Mueller
                                                  Vice President, Treasurer and
                                                  Controller*
-----
* Mr. Mueller is Vice President, Treasurer and Controller and has been duly authorized to execute the report on behalf of the Registrant.