Form 10-Q
period 1997-09-30
ACCEL INTERNATIONAL CORP
filed 1997-11-14
CIK 1985

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarter ended September 30, 1997


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ____________ to  ____________

Commission File Number     0-8162
                           ------

                         ACCEL INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)

                DELAWARE                                         31-0788334
          -----------------------------                          ----------
         (State or other jurisdiction of                     (I.R.S. Employer
          incorporation or organization)                    Identification No.)


 475 METRO PLACE NORTH, SUITE 100, DUBLIN, OHIO                    43017
-----------------------------------------------                   -------
(Address of principal executive offices)                        (Zip Code)

                                                        614-764-7000
                                                -----------------------------
                                               (Registrant's Telephone Number)


SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                               Title of each class
                          COMMON STOCK, $.10 PAR VALUE

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q.
            -----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


As of October 31, 1997, there were  8,622,742 shares of Common Stock, $.10 par
value per Share outstanding.        ---------

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                               September 30, 1997
                                      INDEX



PART I -- FINANCIAL INFORMATION

   Item 1.  Financial Statements                                      Page

               Unaudited Consolidated Balance Sheets
                  (September 30, 1997 and December 31, 1996)         1 -  2

               Unaudited Consolidated Statements of Operations
                  (Nine months ended September 30, 1997 and 1996)         3

               Unaudited Consolidated Statements of Common Stockholders'
                  Equity (Nine months ended September 30, 1997 and year
                  ended December 31, 1996)                                4

               Unaudited Consolidated Statements of Cash Flows
                  (Nine months ended September 30, 1997 and 1996)         5

               Notes to Unaudited Consolidated Financial Statements  6 - 11

   Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                  12 - 15


PART II -- OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                             16

   Signature                                                             16

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                      September 30, December 31,
                                                            1997         1996
                                                       (Thousands of dollars)
ASSETS

Investments:
   Investments available for sale, at fair value:
      Fixed maturities (cost: 1997--$49,862,000;
         1996--$58,889,000)                              $ 49,796       $ 58,281
      Equity securities (cost:  1997--$6,124,000;
         1996--$5,514,000)                                  6,126          5,511
      Short-term investments
         (cost:  1997--$19,925,000; 1996--$10,670,000)     19,958         10,703
   Other invested assets, at cost
      (fair value:  1997--$306,000; 1996--$346,000)           306            346
                                                         --------       --------
                                                           76,186         74,841

Cash                                                        1,113          3,331

Receivables:
   Premiums in process of transmittal, less
      allowance (1997--$258,000; 1996--$223,000)           10,355          7,286
   Amounts due from reinsurers,
      less allowance (1997 and 1996--$125,000)             28,362         11,138
   Recoverable federal income taxes                           129          1,019
                                                         --------       --------
                                                           38,846         19,443

Accrued investment income                                     644            652
Prepaid reinsurance premiums                               19,448         15,036
Reinsurance premium deposits                               26,710         42,615
Deferred policy acquisition costs                          30,362         30,946
Equipment--at cost, less accumulated
   depreciation (1997--$200,000;  1996--$162,000)             662            231
Leasehold improvements, less accumulated amortization
   (1997--$40,000; 1996--$26,000)                             138            152
Other assets:
   Cost in excess of fair value of net assets of
      subsidiaries at dates of acquisition ($4,448,000)
      less accumulated amortization                           657            716
   Funds held under reinsurance agreements                  6,036            406
   Other                                                      729            939
                                                         --------       --------
                                                            7,422          2,061
                                                         --------       --------

                                                         $201,531       $189,308
                                                         ========       ========

                                                                     (Continued)

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                                      September 30, December 31,
                                                            1997         1996
                                                       (Thousands of dollars)
    LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

    Policy reserves and liabilities:
       Unearned premium reserves                        $ 83,980       $ 81,820
       Insurance claims                                   26,884         25,256
       Other                                                   5              7
                                                        --------       --------
                                                         110,869        107,083
    Other liabilities:
       Funds held under reinsurance agreements             2,940          2,920
       Deferred reinsurance commissions                   14,537         13,902
       Amounts due reinsurers                             12,625          6,133
       Notes payable                                      15,000         15,000
       Commissions payable                                 5,550          5,163
       Accounts payable and other liabilities              2,655          2,788
       Federal income taxes:
           Current                                           -               -
           Deferred                                        4,089          4,678
                                                        --------       --------
                                                          57,396         50,584
                                                        --------       --------
                                                         168,265        157,667
                                                        --------       --------

    Redeemable preferred stock:
       Authorized shares--1,000,000;
         no issued or outstanding shares                    -                -

    Common stockholders' equity:
       Common stock, $.10 par value
         Authorized shares (1997 and 1996--15,000,000)
         Issued shares (1997--9,406,162; 1996--9,401,162)    941            940
       Additional paid-in capital                         32,520         32,507
       Retained earnings                                   6,435          5,403
       Less 797,420 treasury shares at cost               (6,599)        (6,599)
       ESOP loan                                            -               (32)
       Net unrealized depreciation on investment
          securities                                         (31)          (578)
                                                         --------       --------
                                                          33,266         31,641
                                                         --------       --------
                                                       $ 201,531      $ 189,308
                                                       ==========     ==========

     See notes to unaudited consolidated financial statements.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 Three Months Ended               Nine Months Ended
                                                                   September 30,                     September 30,
                                                                1997             1996             1997             1996
                                                                  (Thousands of dollars, except per share data)
REVENUE:
     Gross premiums written                                  $ 17,029         $ 15,288         $ 49,574         $ 49,152
     Less reinsurance ceded                                     6,117            3,185           16,255           12,439
                                                          ------------    -------------    -------------    -------------
        Net premiums written                                   10,912           12,103           33,319           36,713
     Decrease (increase) in unearned
            premium reserves                                      949            1,074            1,700           (1,974)
                                                          ------------    -------------    -------------    -------------
        Premiums earned                                        11,861           13,177           35,019           34,739
     Net investment income:
        Interest and dividends                                  1,074            1,218            3,405            3,277
        Realized gains (losses)                                    16              (48)              81              227
     Service fees on extended service
        contracts                                                 822              662            2,339            1,885
     Other income                                                  81            1,439              231            1,711
                                                          ------------    -------------    -------------    -------------
                                                               13,854           16,448           41,075           41,839
                                                          ------------    -------------    -------------    -------------
BENEFITS AND EXPENSES:
     Policy benefits                                            6,118            7,429           18,360           18,114
     Commissions and selling expenses                           5,240            5,556           16,438           17,611
     Reinsurance expense recovery                              (1,160)            (344)          (4,043)          (1,963)
     General and administrative                                 2,236            1,950            6,050            5,309
     Taxes, licenses and fees                                     480              689            1,570            1,560
     Interest                                                     356              489            1,069            1,577
     Decrease (increase) in deferred policy
        acquisition costs                                         180              305              584             (795)
                                                          ------------    -------------    -------------    -------------
                                                               13,450           16,074           40,028           41,413
                                                          ------------    -------------    -------------    -------------

        INCOME BEFORE FEDERAL INCOME
             TAXES AND EXTRAORDINARY ITEM                         404              374            1,047              426
Federal income taxes:
     Current expense                                              118              582              604            1,095
     Deferred benefit                                            (143)            (237)            (589)            (790)
                                                          ------------    -------------    -------------    -------------
                                                                  (25)             345               15              305
                                                          ------------    -------------    -------------    -------------

        INCOME BEFORE EXTRAORDINARY
            ITEM                                                $ 429             $ 29          $ 1,032            $ 121
Extraordinary item--gain on
     extinguishment of debt--Note B                                 -              131                -              131
                                                          ------------    -------------    -------------    -------------
        NET INCOME                                              $ 429            $ 160          $ 1,032            $ 252
                                                          ============    =============    =============    =============

 Per Common Share:
     Net income                                                $ 0.05           $ 0.03           $ 0.12           $ 0.05
                                                          ============    =============    =============    =============
Weighted average number of common
     shares outstanding                                     8,604,557        6,029,561        8,604,017        4,998,048
                                                          ============    =============    =============    =============

See notes to unaudited consolidated financial statements

                                          ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                  UNAUDITED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                                                                                                           Net
                                                                                                       unrealized
                                                Additional                    Common                  depreciation
                                       Common      paid-in     Retained  stock held in                on investment
                                        stock      capital     earnings     treasury     ESOP loan     securities          Net
                                    ----------   ----------   ----------   ----------    ----------    ----------    ----------
                                                                    (Thousands of dollars)
Balances at December 31, 1995       $     524    $  23,702    $   3,299    $  (6,599)    $    (161)    $    (205)    $  20,560
   Payments on ESOP loan                    -            -            -            -           129             -           129
   Change in net unrealized
      depreciation on
      investment securities                 -            -            -            -             -          (373)         (373)
   Issuance of 110,000 shares of
      Common Stock under
      Common Stock Option Plan             11          223            -            -             -             -           234
   Issuance of 4,047,310 shares of
      Common Stock in conjuction
      with the Rights Offering and
      the Supplemental Offering           405        8,582            -            -             -             -         8,987
   Net income                               -            -        2,104            -             -             -         2,104
                                    ----------   ----------   ----------   ----------    ----------    ----------    ----------
Balances at December 31, 1996             940       32,507        5,403       (6,599)          (32)         (578)       31,641
   Payments on ESOP loan                    -            -            -            -            32             -            32
   Change in net unrealized
      depreciation on
      investment securities                 -            -            -            -             -           547           547
   Issuance of 5,000 shares of
      Common Stock under
      Common Stock Option Plan              1           13            -            -             -             -            14
   Net income                               -            -        1,032            -             -             -         1,032
                                    ----------   ----------   ----------   ----------    ----------    ----------    ----------
Balances at September 30, 1997      $     941    $  32,520    $   6,435    $  (6,599)    $       -     $     (31)    $  33,266
                                    ==========   ==========   ==========   ==========    ==========    ==========    ==========

See notes to unaudited consolidated financial statements.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Nine Months Ended September 30,
                                                            1997           1996
                                                    -------------  -------------
                                                         (Thousands of dollars)
OPERATING ACTIVITIES:
 Net income                                           $    1,032     $      121
 Adjustments to reconcile net income to net
  cash used in operating activities:
   Change in premiums receivable                          (3,104)        (8,667)
   Change in accrued investment income                         8            (22)
   Change in prepaid reinsurance premiums                 (4,412)        (2,157)
   Change in funds held under reinsurance
    agreements                                            (5,610)        (3,066)
   Change in unearned premium reserves                     2,160          5,365
   Change in insurance claim reserves                      1,628          1,052
   Change in amounts due reinsurers
    and amounts due from reinsurers                      (10,732)       (21,088)
   Change in other assets, other liabilities
    and accrued income taxes                                 928            206
   Interest paid in kind                                       -            403
   Accrual of discount on bonds                             (175)          (179)
   Amortization of premium on bonds                           80             77
   Amortization of deferred policy acquisition
    costs                                                 15,190         15,537
   Policy acquisition costs deferred                     (14,606)       (16,330)
   Reinsurance commissions earned                        (10,973)       (16,846)
   Reinsurance commissions received                       11,608         19,688
   Provision for depreciation and amortization               198            225
   Net realized gains on investments                         (81)          (227)
                                                    -------------  -------------
NET CASH USED IN OPERATING ACTIVITIES
 EXCLUDING EXTRAORDINARY ITEM                            (16,861)       (25,908)
  Extraordinary Item                                           -            131
                                                    -------------  -------------
NET CASH USED IN OPERATING ACTIVITIES                    (16,861)       (25,777)
INVESTING ACTIVITIES:
 Sale of investments available for sale                   23,605          9,566
 Purchase of investments available for sale              (24,357)       (21,739)
 Sale of property occupied by the Company                      -          3,298
 Other, net                                                 (556)          (350)
                                                    -------------  -------------
NET CASH USED IN INVESTING ACTIVITIES                     (1,308)        (9,225)
FINANCING ACTIVITIES:
 Payment on ESOP loan                                         32            112
 Repayment of notes payable                                    -           (731)
 Issuance of Common Stock under Stock Option Plan             14            257
 Issuance of Common Stock under Rights Offering                -          3,263
 Change in reinsurance premium deposits                   15,905         26,452
                                                    -------------  -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 15,951         29,353
                                                    -------------  -------------
 NET DECREASE IN CASH                                     (2,218)        (5,649)
Cash at beginning of year                                  3,331          5,039
                                                    -------------  -------------
CASH (OVERDRAFT) AT END OF PERIOD                     $    1,113     $     (610)
                                                    =============  =============

Supplemental schedule of non-cash financing activities:
 cancellation of Subordinated Notes as
 consideration for the purchase of
 Common Stock--Note B                                          -          5,703
                                                    =============  =============

See notes to unaudited consolidated financial statements.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997


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

Unearned premium reserves on all other property and casualty products are calculated on the pro rata method.

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


NOTE B--NOTES PAYABLE

In 1991, ACCEL issued $5,848,000 of subordinated notes (the "Subordinated Notes"). The Subordinated Notes had a nine-year term with no principal payable until maturity, and bore interest at 10.125% per annum. Effective June 30, 1992, ACCEL amended the notes to permit the issuance of additional notes for the purpose of making interest payments, provided, however, that ACCEL could at its option pay cash in lieu of issuing additional notes in any denomination of less than $1,000. As a result, ACCEL issued additional notes totaling $403,000 for the nine months ended September 30, 1996.

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

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE B--NOTES PAYABLE  (CONTINUED)

On December 29, 1995, the Company issued senior notes (the "Senior Notes") totaling $16,500,000 at 9.50%, maturing on April 1, 2001. The proceeds from these notes were used to retire the loan outstanding under an existing credit agreement and to liquidate an intercompany loan between ACCEL and an insurance subsidiary. In addition, as of January 1, 1996, Acceleration Life Insurance Company ("ALIC") entered into a reinsurance agreement with an unaffiliated company to reinsure the majority of the in-force credit business. The Senior Notes are payable to the same unaffiliated company which is a party to the reinsurance agreement dated January 1, 1996. This agreement is structured such, that as future profits emerge on this block of business, these profits are held by the reinsurance company, and ultimately applied to pay interest on and to redeem the Senior Notes. This is accomplished by the following transactions. The reinsurance company distributes profits to ALIC as periodically agreed to by the reinsurance company and ALIC. ALIC then, subject to the Department of Insurance of the State of Ohio (Ohio Department) approval, dividends funds to ACCEL. ACCEL then uses these funds to redeem a portion of the senior notes and the interest thereon. Profits in excess of the amount required to retire the Senior Notes are to be returned to ALIC from the reinsurer. As of December 31, 1996, $1,500,000 of the profits on this block of business were released to ALIC in the form of the aforementioned Senior Notes. These Senior Notes were retired on September 30, 1997. These transactions resulted in a balance of $15,000,000 of Senior Notes outstanding as of September 30, 1997 and December 31, 1996.


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

Premiums written and earned in 1997 and 1996 are summarized as follows:

                     WRITTEN                                 EARNED
       ------------------------------------ ------------------------------------
                            Period Ended September 30
       Nine Months Ended Three Months Ended Nine Months Ended Three Months Ended
            1997     1996     1997     1996     1997     1996     1997     1996
            ----     ----     ----     ----     ----     ----     ----     ----
                             (Thousands of dollars)

Direct   $49,070  $45,214  $15,978  $13,930  $43,950  $38,922  $15,880  $13,775
Assumed      504    3,938    1,051    1,358    3,467    4,864    1,241    2,132
Ceded     16,255   12,439    6,117    3,185   12,398    9,047    5 260    2,730
          ------   ------  -------  -------  -------  -------  -------  -------
Net      $33,319  $36,713  $10,912  $12,103  $35,019  $34,739  $11,861  $13,177
         =======  =======  ======= ========  =======  =======  =======  =======


Policy benefits incurred in 1997 and 1996 are summarized as follows:

             Nine Months Ended September 30     Three Months Ended September 30
                         1997        1996              1997         1996
                             (Thousands of dollars)
Direct                $23,031     $15,125           $ 9,058      $ 6,321
Assumed                 2,350       2,993               805        1,124
Ceded                   7,021           4             3,745           16
                      -------     -------           -------      -------
Net policy benefits   $18,360     $18,114           $ 6,118      $ 7,429
                      =======     =======           =======      =======


NOTE D--COMMITMENTS AND CONTINGENCIES

In May 1996, the Liquidation Bureau of the New York Department ("Liquidation Bureau"), acting on behalf of the New York Property/Casualty Insurance Security Funds (the "Guaranty Fund"), during a meeting with Company representatives informally advised the Company that on behalf of the Guaranty Fund it intended to seek indemnification or reimbursement from Acceleration National Insurance Company ("ANIC") for claims paid by the Guaranty Fund to Galaxy Insurance Company ("Galaxy", a subsidiary of the Company), insureds on policies which may have been covered by certificates of suretyship ("Certificates") which ANIC had issued with respect to certain Galaxy insurance policies. The Liquidation Bureau has provided some information in response to the Company's request for accounting data and other information with respect to the Liquidation Bureau's analysis of the Guaranty Fund's right to indemnification; however, the Company is not yet able to quantify the magnitude of the potential claim, if any, for indemnification or reimbursement. The Company has taken the position that the Guaranty Fund has no right to seek indemnification unless Galaxy insureds who hold properly issued Certificates have executed assignments and evidences of subrogation in accordance with the terms of the Certificates. Even if any Galaxy insured properly made such a claim directly to ANIC, the Company has been advised by counsel that if ANIC paid any such claim, it would have the right, under assignment and subrogation agreements with its insureds, to assert all rights that the insureds could have asserted to recover the loss amounts from any other source, including the Guaranty Fund.

The Company intends to fully investigate each claim which the Liquidation Bureau, acting on behalf of the Guaranty Fund, formally asserts is entitled to the benefits of a Certificate to determine whether such Certificate was properly endorsed by ANIC and issued with proper authority and if so, whether proper agreements, assignments and evidences of subrogation have been executed. The Company intends to vigorously defend any claims for indemnification or reimbursement made by the Liquidation Bureau, on behalf of the Guaranty Fund, with respect to the Certificates. Although the Company is not in a position to estimate the magnitude of the potential claims for indemnification or reimbursement, it does not believe that the ultimate resolution of such claims will have a material adverse effect on the financial condition or results of operations of the Company. . In early 1997, the Liquidation Bureau requested of the Company's' counsel the basis for the position taken by the Company. A written analysis supporting the Company's position was subsequently issued to the Liquidation Bureau.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE E--SALE OF AUTO AFTER-MARKET PRODUCT GROUP

On August 13, 1997, ACCEL announced it had reached an agreement in principle pursuant to which ACCEL would sell its auto aftermarket product group along with the stock of its Acceleration Life Insurance Company (ALIC) subsidiary and two other subsidiaries to Frontier Insurance Group, Inc. On October 27, 1997, ACCEL announced it had signed definitive agreements to sell its auto after-market product group along with the stock of Acceleration Life Insurance Company, Dublin International Limited and Acceleration National Service Corporation to Frontier Insurance Group, Inc. for $40.5 million in cash. The transaction is expected to close on or about December 31, 1997 and is subject to stockholder approval and the receipt of applicable regulatory approvals.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                   Operating Results for the Nine Months Ended
                           September 30, 1997 and 1996

Operating Results

The income before federal income taxes and extraordinary item for the nine months ended September 30, 1997 was $1,047,000 compared to $426,000 for the same period in 1996. The income before federal income taxes and extraordinary item for the three months ended September 30, 1997 was $404,000 compared to $374,000 for the same period in 1996. The Company's three primary product lines; credit, extended service contracts and commercial auto all produced positive underwriting margins in the nine months of 1997. Loss ratios for these products were at or below targeted levels.

The Company's new Property and Casualty programs continued their growth, producing $21,468,000 of annualized premium in the nine months of 1997 compared to $14,300,000 in the nine months of 1996. These programs, primarily Commercial Auto, have now matured to the point where they are generating a significant contribution to the Company's financial results.

The Company's general and administrative expenses have increased by $741,000 or 13.95% in 1997 compared to 1996. These expenses are being incurred in order to prepare the Company to add additional product lines and to enhance current offerings.


Revenue

Premium writings for the nine months of 1997 were $49.6 million compared to $49.2 million for the nine months of 1996. Premiums written increased by $1,072,000 for the extended service contract program and by $7,168,000 for the new property and casualty programs. These increases were offset by a decrease in credit premium written of $7,368,000. The decrease in credit premium is attributable to the termination of a joint marketing agreement covering credit business written in the commonwealth of Pennsylvania in July 1996 and the Company's withdrawal from the state of Michigan in November 1996.


Liquidity and Capital Resources

The Company's cash flows from operations have generally been adequate for its current operating needs. The Company's credit insurance policy terms and related liabilities are generally limited to a four-year period during which the consumer makes payments on the loan. The Company's liability on extended service contracts typically extends for either one-year or five-year periods. The Company's long haul trucking and charter bus business generally is written for a term of one year with the casualty claim related liabilities extending beyond that period. The Company, therefore, maintains liquidity in its investment portfolio to correspond with the liabilities outstanding on its lines of business. At September 30, 1997, the estimated duration of the Company's fixed income investment portfolio was 2.8 years while the estimated liability duration was approximately 3.5 years. Currently, an interest rate change of 1% would impact the fair value of the fixed maturity portfolio and stockholders' equity by a decline of approximately $1.9 million if interest rates rose and an increase of approximately $1.9 million if interest rates declined.

The Company's "available for sale" fixed maturity portfolio at September 30, 1997 and 1996 includes mortgage-backed securities, collateralized mortgage obligation securities and asset-backed collateralized securities. The mortgage and asset-backed securities are subject to risks associated with variable prepayments. As such, those securities may have a different actual maturity and yield than planned at the time of purchase. The degree to which a security is susceptible to either gains or losses is influenced by the difference between its amortized cost and par value, relative sensitivity of the underlying mortgages to prepayment risk in a changing interest rate environment and relative priority of the securities in the overall securitization.

The Company limits the extent of its risks on fixed maturity securities by generally avoiding securities whose cost significantly exceeds par, by purchasing securities which are backed by stable collateral, and by concentrating on securities that are either planned amortization or sequential pay classes. The collateralized mortgage obligations and asset backed securities owned have primarily short to intermediate average lives. At September 30, 1997, the Company did not have a significant amount of higher risk mortgage or asset backed securities. There are negligible default risks on the mortgage and asset backed security portfolios as a whole as the vast majority of the assets are either guaranteed by U. S. government-sponsored entities or are supported in the securitization structure by junior securities enabling the assets to achieve high investment grade status.

Ohio domiciled insurance companies are subject to Ohio law which regulates the ability of insurance companies to pay dividends. The regulation limits the annual dividend or distribution of an insurer to the greater of (1) net income of the previous year or (2) 10% of unassigned surplus as of the end of the previous year. In addition, all dividends must come from earned surplus to qualify as a non-extraordinary dividend. Amounts greater than this would be considered extraordinary dividends and could not be paid without permission of the Ohio Department. Based on this regulation, ALIC could pay a dividend of $1,543,315 without Ohio Department approval to ACCEL in 1997 and ANIC would require Ohio Department approval to pay any dividend to ACCEL during 1997. On May 8, 1997, ALIC paid a cash dividend to ACCEL in the amount of $1,500,000. On September 30, 1997, ALIC, with the approval of the Ohio Department, paid a dividend of $1,678,125 to ACCEL. This dividend consisted of an extraordinary portion of $1,634,810 and an ordinary portion of $43,315.

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

On December 29, 1995, the Company issued new senior notes (the "Senior Notes") totaling $16,500,000 at 9.50%, maturing on April 1, 2001. The proceeds from these notes were used to retire the loan outstanding under an existing credit agreement (see "Note B" in the Notes to Unaudited Consolidated Financial Statements) and to liquidate an intercompany loan between ACCEL and an insurance company subsidiary. In addition, as of January 1, 1996, ALIC entered into a reinsurance agreement with an unaffiliated company to reinsure its in-force credit business. The Senior Notes are payable to the same unaffiliated company which is a party to the reinsurance agreement dated January 1, 1996. This agreement is structured such, that as future profits emerge on this block of business, these profits are held by the reinsurance company, and ultimately applied to pay interest on and to redeem the Senior Notes. This is accomplished by the following transactions. The reinsurance company distributes profits to ALIC as periodically agreed to by the reinsurance company and ALIC. ALIC then, subject to Ohio Department approval, dividends funds to ACCEL. ACCEL then uses these funds to redeem a portion of the senior notes and the interest thereon. Profits in excess of the amount required to retire the Senior Notes are to be returned to ALIC from the reinsurer. As of December 31, 1996, $1,500,000 of the profits on this block of business were released to ALIC in the form of the aforementioned Senior Notes issued by ACCEL. This release resulted in a balance of $15,000,000 of Senior Notes outstanding as of September 30, 1997 and December 31, 1996.

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

During 1996, the Liquidation Bureau, acting on behalf of the New York Property/Casualty Insurance Security Funds (the "Guaranty Fund"), informally advised the Company that on behalf of the Guaranty Fund it intended to seek indemnification or reimbursement from ANIC for claims paid by the Guaranty Fund to Galaxy insureds on policies which may have been covered by the Certificates. The Liquidation Bureau has provided some information in response to the Company's request for accounting data and other information with respect to the Liquidation Bureau's analysis of the Guaranty Fund's right to indemnification; however, the Company has not been able to evaluate or quantify the magnitude of the potential claim, if any, for indemnification or reimbursement. The Company has taken the position that the Guaranty Fund has no right to seek indemnification unless Galaxy insureds who hold properly issued Certificates have executed assignments and evidences of subrogation in accordance with the terms of the Certificates. Even if any Galaxy insureds properly made such a claim directly to ANIC, the Company has been advised by its legal counsel that if ANIC paid any such claim, it would have the right, under assignment and subrogation agreements with its insureds, to assert all rights that the insureds could have asserted to recover the loss amounts from any other source, including the Guaranty Fund. In early 1997, the Liquidation Bureau requested of the Company's' counsel the basis for the position taken by the Company. A written analysis supporting the Company's position was subsequently issued to the Liquidation Bureau.

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

In late 1995, ACCEL was awarded $5,300,000 in damages related to this litigation. Pursuant to settlements reached with all of the parties, ACCEL received a total of $4,291,085 in 1996 ($140,000 in the first quarter of 1996). With the approval of the Ohio Department, the proceeds from the settlement were shared equally between ACCEL and ANIC. The Company requested the sharing agreement due to the continuing losses in the REO program realized by ANIC since 1991. The Company has recorded the $140,000 recovery as "Other income" in the accompanying unaudited consolidated statement of operations for the nine months ended September 30, 1996.

Sale of Auto Aftermarket Product Group: On August 13, 1997, ACCEL announced it had reached an agreement in principle pursuant to which ACCEL would sell its auto aftermarket product group along with the stock of its Acceleration Life Insurance Company (ALIC) subsidiary and two other subsidiaries to Frontier Insurance Group, Inc. On October 27, 1997, ACCEL announced it had signed definitive agreements to sell its auto after-market product group along with the stock of Acceleration Life Insurance Company, Dublin International Limited and Acceleration National Service Corporation to Frontier Insurance Group, Inc. for $40.5 million in cash. The transaction is expected to close on or about December 31, 1997 and is subject to stockholder approval and the receipt of applicable regulatory approvals.

PART II.   OTHER INFORMATION


ITEM 6. Exhibits and Reports on Form 8-K

        (b) No reports on Form 8-K have been filed by the Registrant during the quarter ended September 30, 1997.


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 ACCEL INTERNATIONAL CORPORATION

Dated:   November 13, 1997                       By:    /S/ Cynthia Anne Moore
        -------------------                            ------------------------
                                                       Cynthia Anne Moore
                                                       Chief Financial Officer*

* Ms. Moore is Senior Vice President and Chief Financial Officer and has been duly authorized to execute the report on behalf of the Registrant.