Form 10-K
period 1997-12-31
ACCEL INTERNATIONAL CORP
filed 1998-04-14
CIK 1985

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

FOR THE TRANSITION PERIOD FROM _____________________ TO ____________________

COMMISSION FILE NUMBER 0-8162

                        ACCEL INTERNATIONAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                       31-0788334
   -------------------------------                        -------------------
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                        Identification No.)

   12603 S.W. FRWY, STE. 315, STAFFORD, TEXAS                  77477
   ------------------------------------------               ------------
   (Address of principal executive offices)                   (Zip Code)

                                  281-565-8010
                        -------------------------------
                        (Registrant's Telephone Number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                              Title of each class
                              -------------------
                          COMMON STOCK, $.10 PAR VALUE

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X]     No  [ ]

The aggregate market value of Common Stock held by non-affiliates on January 31, 1998 was approximately $9,100,000.

As of January 31, 1998, there were 8,649,763 shares of Common Stock, $.10 par value per share outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive proxy statement furnished to stockholders of the registrant in connection with the annual meeting of stockholders to be held on June 16, 1998 are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS

(a)             GENERAL DEVELOPMENT OF BUSINESS

ACCEL International Corporation ("ACCEL") is an insurance holding company incorporated in Delaware in June 1978 as the successor to an Ohio corporation, formerly Acceleration Corporation, organized in 1969. Unless the context requires otherwise, the "Company" includes ACCEL and its subsidiaries. The Company is engaged in the underwriting and sale of property/casualty insurance products, concentrating on commercial lines of business. The Company offers various policies covering trucking, charter buses, limousine and paratransit vehicle fleets, as well as other specialized products tailored to groups such as crane operators and gun dealers. The Company offers these products through general agents ("GA"). See NARRATIVE DESCRIPTION OF BUSINESS for further information.

In addition to property and casualty insurance products, the Company has historically sold, principally through automobile dealers, credit life and credit accident and health insurance and extended service contracts (collectively the "Auto Aftermarket Group"). Effective December 31, 1997, the Company sold its entire Auto Aftermarket Group to Lyndon Insurance Group, Inc., Lyndon Life Insurance Company and Lyndon Property Insurance Company, all of which are subsidiaries of Frontier Insurance Group, Inc. (collectively, "Lyndon"), for approximately $41 million (the "Lyndon Transaction"). As a result of the Lyndon Transaction, the Company has ceased to be engaged in the Auto Aftermarket Group, which businesses are described below under "NARRATIVE DESCRIPTION OF BUSINESS - Discontinued Operations and Disposed Lines of Business". The Company intends to use its remaining resources to seek to develop and expand the business of Acceleration National Insurance Company, the Company's property and casualty insurance subsidiary ("ANIC"). See "NARRATIVE DESCRIPTION OF BUSINESS - Continuing Operations."

(b)             FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

During 1997, the Company continued to operate predominantly in two industry segments: (i) property and casualty insurance and (ii) life and health insurance. See NARRATIVE DESCRIPTION OF BUSINESS and Note K in the Notes to Consolidated Financial Statements. As a result of the Lyndon Transaction, the Company will no longer operate a life and health insurance segment.

(c)             NARRATIVE DESCRIPTION OF BUSINESS

GENERAL

The Company's property and casualty segment consists of coverages for long haul trucking, charter buses, limousines, and paratransit vehicle fleets as well as specialized products tailored for crane operators and gun dealers, all of which coverages are sold through GAs. Also included are lines previously discontinued which include commercial multi-peril, farmowners' multi-peril, ancillary inland marine and realtors' errors and omissions coverages ("REO"). The Company's property and casualty segment also includes extended service contracts which were insured by ANIC and sold primarily through automobile dealers, and which were wholly reinsured on January 1, 1998 as part of the Company's sale of the Auto Aftermarket Group to Lyndon.

The Company's life and health insurance segment (which was sold effective as of December 31, 1997 as part of the Lyndon Transaction) consisted primarily of individual and group credit life and group credit accident and health insurance, marketed through automobile dealers and financial institutions.

Premiums for the Company's long haul trucking and charter bus line comprised 74.1% and 53.8% of the Company's gross premiums written from continuing operations in 1997 and 1996, respectively. The Company did not enter into the long haul trucking and charter bus line until 1996. Extended service contracts (which the Company sold as a result of the Lyndon Transaction) represented 23.8%, 32.7% and 62.9% of the Company's gross premiums written from continuing operations in 1997, 1996 and 1995, respectively. The extended service contract business was ceded 100% to Lyndon effective as of January 1, 1998.

The Company's property and casualty business is conducted through ANIC. ANIC has licenses to conduct business in 47 states and the District of Columbia. The majority of the Company's direct premiums written in 1997 and 1996 were derived from sales in Florida (16.7% and 9.0%, respectively), Ohio (12.5% and 23.5%, respectively), Georgia (12.1% and 18.6%, respectively) and Virginia
(10.4% and 8.0%, respectively).   During 1995 and early 1996, ANIC was subject
to a re-qualification requirement in the state of Michigan. The re-qualification was denied. Therefore, as of March 1996, ANIC was no longer licensed in Michigan, and accordingly discontinued writings in said state. The decision by the state of Michigan was based on ANIC's experience in several discontinued lines of business. ANIC intends to re-apply to the state of Michigan in 1998.

CONTINUING OPERATIONS

General. As a result of the Lyndon Transaction, the Company has ceased to be engaged in the Auto Aftermarket Group, which is described below under Discontinued Operations and Disposed Lines of Business. The Company intends to use its remaining resources to seek to develop and expand the property and casualty insurance business of ANIC as described below.

Commercial Auto Liability. In 1996, the Company began offering coverage to operators of long haul trucks and charter buses. The program is marketed by a GA, Transportation Insurance Specialists ("TIS"), and its affiliate, Countrywide Insurance Agency, Inc., which have extensive experience in this product line. Commercial automobile liability insurance has become one of the Company's primary product lines. Direct premiums written marketed by these agencies for the Company for this product line in 1997 were approximately $30.3 million, compared to $13.8 million in 1996 (see "Note F" in the Notes to Consolidated Financial Statements).

New Property and Casualty Products. In 1997, the Company commenced new marketing initiatives for certain property and casualty products including a package policy for crane operators consisting of general liability, inland marine and commercial auto coverages. The Company's crane program is targeted toward qualified operators who lease cranes for specific projects. The Company uses an independent administrator, The Crane Institute in Maitland, Florida, to conduct underwriting survey work and loss control in this specialized field. The Company's business strategy for this product line is to achieve slow controlled growth with extensive underwriting reviews. Direct premiums written by the Company for this product line in 1997 were approximately $198,000.

DISCONTINUED OPERATIONS AND DISPOSED LINES OF BUSINESS

The Lyndon Transaction. As noted above, effective as of December 31, 1997, the Company consummated the sale of its entire Auto Aftermarket Group to Lyndon for approximately $41 million in cash. More specifically, such transaction included (i) the sale by the Company to Lyndon Insurance Group, Inc. and Lyndon Life Insurance Company of all the outstanding capital stock of the Company's wholly owned subsidiaries, Acceleration Life Insurance Company ("ALIC"), Acceleration National Service Corporation ("ANSC") and Dublin International Limited ("Dublin") and (ii) the sale by the Company's wholly owned subsidiary, ANIC, to Lyndon Property Insurance Company ("Lyndon Property"), of ANIC's
vehicle extended service contract business.   See "Item 7. MANAGEMENT'S
DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and "Note B" to the Notes to Consolidated Financial Statements. As a result of the Lyndon Transaction, the Company has ceased to be engaged in the Auto Aftermarket Group businesses, which are described below. In connection with the Lyndon Transaction, Lyndon Property and ANIC entered into two reinsurance agreements effective January 1, 1998 pursuant to which ANIC ceded to Lyndon Property and Lyndon Property assumed and reinsured the extended service programs and all insurance policies issued after the closing date of the Lyndon Transaction by Lyndon Property in the name of ANIC.

The Company recognized a gain on the sale of the Auto Aftermarket Group totaling $3.2 million after federal income taxes. The gain on sale was reflected in the accompanying Consolidated Statement of Operations as a gain of $10.3 million from the sale of ANIC's vehicle extended service contract business and ANSC and a loss of $7.1 million from the sale of ALIC and Dublin (excluding the provision for operating loss of $495,000 during the phase-out period). In accordance with Accounting Principles Board Opinion No. 30 ("APB No. 30") the gain from the sale of ANIC's vehicle extended service contract business and ANSC is included in the Company's income from continuing operations because such business was part of the Company's property/casualty insurance segment which the Company continues to own and operate through ANIC. In connection with the Lyndon transaction, the Company's loss from the sale of ALIC and Dublin is presented in the Company's Consolidated Statement of Operations as a disposal of a segment and reported as discontinued operations since the sale represents the disposal of the Company's life and health insurance segment. See "Note B" to the Notes to Consolidated Financial Statements.

Credit Insurance. Prior to the sale of the Company's Auto Aftermarket Group to Lyndon, the Company sold credit insurance primarily in connection with consumer credit transactions, of which the most significant to the Company was automobile purchases. Credit life insurance generally provides funds, in the event of the insured's death, for payment of a specific loan or loans which are obligations of the insured. Similarly, credit accident and health insurance provides for payments on such loans during the term of the insured's disability. In most cases, the entire premium for such insurance is paid at the time the insurance is issued and such insurance is designed to cover the risk of loss for the scheduled term of indebtness. Most credit insurance is written on a decreasing term basis. The policy benefit is initially the amount of the unpaid indebtedness and decreases in amounts corresponding to the repayment schedule. The primary beneficiary under credit insurance is the lender.

The Company's gross credit insurance premiums written during 1997, 1996 and 1995, respectively, were $26.2 million, $34.1 million and $42.3 million. The credit insurance business decreased 23.2% in 1997 compared to 1996, 19.4% in 1996 compared to 1995, and 3.6% in 1995 compared to 1994. The decreases in 1997 and 1996 relate primarily to the termination of a joint marketing agreement discussed below, the loss of two significant accounts and the Company's withdrawal from the state of Michigan. The decrease in 1995 was primarily due to the loss of a significant account. During 1997, automobile purchases continued to be the most significant consumer credit transaction for which credit insurance was sold by the Company. Automobile purchases were affected, directly and indirectly, by auto prices, interest rates, the availability of consumer credit and general economic conditions.

Extended Service Contracts. Prior to the sale of the Company's Auto Aftermarket Group to Lyndon, the Company sold extended service contracts under the name "Co$tguard" which covered the cost of labor and certain parts for the repair of automobiles and watercraft. The Company's product covered towing, rental car reimbursement and other benefits during the entire contract term and enabled a purchaser to obtain from the selling dealer a service contract covering the cost (in excess of a deductible amount where applicable) of repairs to covered parts subsequent to the expiration of the applicable manufacturer's warranty. The Company marketed its extended service contracts primarily through the same group of automobile dealers who marketed the Company's credit insurance. The extended service contract program was marketed on a net cost basis to automobile dealers who then established the retail price for the contract. The net cost paid by the dealer included (i) the premiums for a contractual liability policy provided the dealer by ANIC and (ii) administrative and marketing fees. In 1997, 1996 and 1995, the program accounted for approximately 23.8%, 32.7% and 62.9% respectively, of the Company's gross premiums written from continuing operations.

EMPLOYEES

As of December 31, 1997, the Company employed 37 full-time equivalent employees (excluding 57 individuals who ceased to be employed by the Company as a result of the Lyndon Transaction), compared to 97 as of December 31, 1996.

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

COMPETITION

In the commercial auto business, the Company competes with insurance companies which are larger and have greater capital resources available and whose industry ratings are at higher levels than ANIC. The principal factors that enable the Company to compete are the relationship with the GA and the level of service provided to accounts. The Company's strategy with respect to such business is to attempt to focus on product categories and market areas in which the major property/casualty insurance companies are not fully addressing.

REGULATION

The Company is subject to regulation in the states in which it conducts business. The extent of such regulation varies from state to state; but in general, all states have statutory restrictions and a supervisory agency which has broad discretionary administrative powers. Such regulation is designed primarily to protect policyholders and relates to the licensing of insurers and their agents, the approval of policy forms, the methods of computing reserves, the form and content of financial reports and the type and concentration of permitted investments. Ohio and other jurisdictions in which the Company conducts business have enacted legislation providing for specific regulation of the relationship between licensed insurers and affiliated members of a holding company group. Such legislation generally (1) establishes requirements and procedures relative to the approval or disapproval of mergers and other acquisitions of control, (2) prescribes the filing of registration statements by insurers which are members of the holding company group, (3) subjects the holding company to reporting requirements, (4) establishes standards for transactions between insurers and their holding companies and between members of a holding company group and (5) controls the payment of extraordinary dividends. The dividends which the Company may receive from ANIC are subject to regulatory requirements as to minimum capital and surplus. In addition to regulatory considerations, management considers the overall financial strength of an operating entity before dividends are paid to ACCEL.

In 1993, the National Association of Insurance Commissioners ("NAIC") adopted Risk-Based Capital ("RBC") formulas. These model acts require every insurer to calculate its total adjusted capital and RBC requirement, and provides for an insurance commissioner to intervene if the insurer experiences financial difficulty. In 1996, these model acts became law in Ohio, which is the state of domicile of ANIC. The formula includes components for asset risk, liability risk, interest rate exposure, and other factors. ANIC exceeds all required RBC levels as of December 31, 1997.

Generally, the net assets of ANIC available for transfer to ACCEL are limited to the amounts that ANIC's net assets, as determined in accordance with statutory accounting practices, exceed minimum statutory capital and surplus requirements; however, payments of such amounts as dividends are currently subject to regulation by Ohio law. The regulation limits the annual dividend or distribution of an insurer to the greater of (1) net income of the previous year or (2) 10% of unassigned surplus as of the end of the previous year. In addition, all dividends must come from earned surplus to qualify as a non-extraordinary dividend. Amounts greater than this would be considered extraordinary dividends and could not be paid without permission of the Department of Insurance of the State of Ohio ("Ohio Department"). Based on this regulation, ANIC could pay an ordinary dividend of approximately $8.8 million to ACCEL during 1998.

ITEM 2.  PROPERTIES

The Company's executive offices are located at 12603 Southwest Freeway, Suite 315, Stafford, Texas, 77477. The Company leases approximately 7,000 square feet at this location with annual rental on a five-year lease expiring in September 2000 of approximately $70,000. The Company's legal and information systems departments are located at 475 Metro Place North, Dublin, Ohio. The Company leases approximately 16,000 square feet in Dublin, Ohio, under a five-year lease expiring in July 2001 at an annual rental of approximately $264,000. Offsetting the annual rental expense for the remaining lease term in Dublin is sublease rental income for approximately 10,000 square feet from Lyndon as a result of the sale of the Auto Aftermarket Group. See "Note M" in the Notes to Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

From time to time the Company is a party to litigation and arbitration proceedings in the ordinary course of its business, none of which is expected to have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a Special Meeting of Stockholders held December 30, 1997 the Stockholders were asked to consider and vote upon one matter: the approval and authorization of a transaction including (i) the sale of all outstanding capital stock of ALIC, ANSC and Dublin by the Company to Lyndon and (ii) the sale of the vehicle extended service contract business of the Company's wholly owned subsidiary, ANIC, by the Company to Lyndon Property.

The matter was approved, having received the following number of votes:

      FOR           AGAINST          ABSTAIN         NOT VOTED
      ---           -------          -------         ---------
  6,420,887            250            10,721          2,205,104

                                    PART II

ITEM 5.  MARKET FOR ACCEL'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

(a) ACCEL's common stock is traded over-the-counter National Market Issues, under the NASDAQ symbol ACLE.

The following table sets forth the quarterly range of over-the-counter prices for ACCEL's stock during the last two years. These prices have been adjusted for common stock dividends, if any, and do not include retail mark-up, mark-down, or commissions and do not always necessarily represent actual transactions.

             1997              High              Low                    1996               High             Low
             ----              ----              ---                    ----               ----             ---
         4th Quarter          $3.813            $3.375              4th Quarter          $3.750            $2.375
         3rd Quarter           4.125             3.500              3rd Quarter           3.250             2.375
         2nd Quarter           3.125             2.875              2nd Quarter           3.750             2.500
         1st Quarter           3.250             2.813              1st Quarter           3.875             2.375

(b) The approximate number of holders of record of ACCEL's common stock ($.10 par value) as of January 31, 1998, was 604 holders.

(c)  Dividends paid on common stock:

             1997 - -0- per share
             1996 - -0- per share

Restrictions on present or future ability to pay dividends: Since June 1992, ACCEL's Board of Directors have suspended payment of cash dividends on the common stock until the Company returns to a level of profitability which will sustain such payments.

ITEM 6. SELECTED FINANCIAL DATA

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                                             1997          1996          1995            1994**          1993**
                                                          ---------     ---------     ---------       ---------       ---------
                                                                      (Thousands of dollars, except per share data & ratios)
Gross premiums written                                    $  40,897     $  25,629     $  12,371       $  60,504       $  95,766
Premiums ceded                                              (17,118)       (9,416)       (5,435)        (12,495)        (30,261)
Net premiums written                                         23,779        16,213         6,936          48,009          65,505
Premiums earned                                              18,717        12,466         7,459          47,600          61,649
Net investment income:
     Interest and dividends                                   1,939         1,692         1,570           6,678           8,397
     Realized gains                                           1,051           432           201             808           1,336
Total revenue                                                35,286        21,529        11,653          57,519          74,810
Policy benefits                                              15,373        10,145         6,878          24,997          38,431
Income (loss) before taxes
     and other items                                          8,116         1,370        (3,601)         (4,905)         (5,626)
Income (loss) from continuing operations                      7,015         1,327        (2,964)             --              --
Income (loss) from discontinued operations                   (5,900)          646         1,504              --              --
Extraordinary item                                               --           131            --              --              --
Net income (loss)                                             1,115         2,104        (1,460)         (5,238)         (5,281)
Earnings per common share--basic:
     Income (loss) from continuing operations                   .82           .23          (.67)             --              --
     Income (loss) from discontinued operations                (.69)          .11           .34              --              --
     Extraordinary item                                          --           .02            --              --              --
     Net income (loss)                                          .13           .36          (.33)          (1.18)          (1.19)
Earnings per common share--assuming dilution:
     Income (loss) from continuing operations                   .82           .23          (.67)             --              --
     Income (loss) from discontinued operations                (.69)          .11           .34              --              --
     Extraordinary item                                          --           .02            --              --              --
     Net income (loss)                                          .13           .36          (.33)          (1.18)          (1.19)
At end of year:
     Invested assets                                         33,921        30,302        23,697          98,189         126,590
     Total assets                                           104,094       191,325       183,507         179,948         236,181
     Policy reserves
        and liabilities                                      52,014        31,945        21,942         106,936         146,257
     Notes payable                                               --        15,000        22,531          18,462          18,847
     Common stockholders' equity                             33,589        31,641        20,560          15,366          28,583

Return on average common
     stockholders' equity                                      3.42%         8.06%        (8.13)%        (23.84)%        (17.32)%

Book value per common share                               $    3.88     $    3.68     $    4.62       $    3.46       $    6.43


Note: Net income (loss) per share reflects the adoption of the Financial
      Accounting Standards Board's Statement of Financial Accounting Standards No. 128, Earnings per Share ("EPS"). Both basic EPS and EPS assuming dilution have been presented accordingly.

**  Years 1994 and 1993 have not been restated for discontinued operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS FOR THE THREE YEARS ENDED DECEMBER 31, 1997

OVERVIEW

On October 20, 1997, ACCEL entered into agreements to sell to Lyndon Insurance Group, Inc. and Lyndon Life Insurance Company (collectively, "Lyndon") the outstanding capital stock of ALIC, ANSC and Dublin (collectively, the "Target Corporations") for $30.2 million in cash and to sell to Lyndon Property Insurance Company the vehicle extended service contract business of ACCEL's wholly owned subsidiary, ANIC, for $10.3 million in cash. The sale was effective December 31, 1997. The agreements provided that within 125 days after the closing, the sales price for the Target Corporations would be decreased or increased by the amount, if any, by which the Target Corporations' combined stockholder's equity in accordance with generally accepted accounting principles ("GAAP") as of December 31, 1997 was less than or greater than, respectively, $31.6 million. As of December 31, 1997, the combined GAAP stockholder's equity of the Target Corporations was $32.1 million which resulted in a net sales price of approximately $41.0 million. As discussed further below, the after-tax net gain on sale of the Auto Aftermarket Group was $3.2 million which is comprised of $10.3 million in continuing operations and ($7.1 million) in discontinued operations (excluding the provision for operating loss of $495,000 during the phase-out period). The gain was based upon the purchase price of approximately $41 million offset by the Company's equity in the sold subsidiaries of approximately $32.1 million, the write-off of goodwill related to ALIC of $.6 million, costs associated with the sale of $.8 million and federal income taxes related to the sale of $4.3 million.

Upon consummation of the aforementioned sale, the Company ceased to be engaged in the Auto Aftermarket Group business. The consolidated financial statements of the Company, for all periods presented, have been reclassified to reflect the disposition of ALIC and Dublin which comprised the Life/Health business segment. Accordingly, the revenues, benefits and expenses, assets and liabilities, and cash flows of ALIC and Dublin have been excluded from the respective captions in the consolidated statements of operations, consolidated balance sheets and consolidated statements of cash flows. The net operating results of these entities have been reported, net of applicable income taxes, as "Income from discontinued operations"; the assets and liabilities of these entities have been reported as "Assets of discontinued operations" and "Liabilities of discontinued operations"; and the net cash flows of these entities have been reported as "Net cash (used in) provided by discontinued operations."

The gain of $10.3 million from the sale of the vehicle extended service contract business was reflected within continuing operations of the Company in 1997 as a result of this business comprising only a portion of the Company's property and casualty business segment. Income before federal income taxes related to the vehicle extended service contract business included in continuing operations was $360,000, $740,000 and $879,000 for 1997, 1996 and
1995, respectively.

Effective January 1, 1998, ANIC ceded to Lyndon via quota share reinsurance 100% of its liability related to existing and future vehicle extended service business written on ANIC's policy forms. In connection with the sale, ANIC granted Lyndon the authority to write new vehicle extended service contracts insured by contractual liability policies issued in the name of ANIC for a maximum period of eighteen months which expires in July 1999. All new business written by Lyndon utilizing ANIC's policy forms will be automatically reinsured by Lyndon under the terms of the aforementioned reinsurance agreements.

The Company's income before income taxes and discontinued operations for 1997 was $8.1 million. This income was primarily the result of the gain on the sale of the vehicle extended service contract business to Lyndon which amounted to $10.3 million. The Company's other products within the property and casualty segment continued their growth, producing $31.2 million in gross premiums written in 1997 compared to $17.3 million in 1996.

The operating results for 1997 were impacted by the write-off of approximately $150,000 in capitalized software costs related to software which was included in the sale of assets for the vehicle extended service contract business and the write-off of approximately $1.25 million in deferred tax assets for ACCEL and ANIC in order to reflect deferred tax realizable values as a result of the sale of the Auto Aftermarket Group.

The Company's income before income taxes, discontinued operations, and extraordinary item for 1996 was $1.4 million. This income is primarily the result of the recognition of $4.3 million of other income related to a legal settlement (see Liquidity and Capital Resources). In 1996, particularly in the first half, the Company continued to experience adverse loss development on discontinued lines of business in the property and casualty segment. Adverse development on the Farmowners and related discontinued lines amounted to $800,000.

The loss before income taxes and discontinued operations for 1995 was $3.6 million. This loss was primarily driven by three factors; the foremost factor was adverse loss development on discontinued lines of business within the property and casualty segment. The adverse development aggregated $2.4 million and included a $1.2 million year-end reserve increase on the discontinued REO product. The adverse development was partially offset by a $500,000 favorable development on the discontinued medical business. The second factor was the incurral of legal fees related to the REO program litigation during 1995, including the Company's legal action against the entities involved in the REO program. These actions caused the incurral of legal fees of $550,000 in 1995. Lastly, during 1995 the Company incurred approximately $350,000 in severance expenses related to departed employees.

REVENUE

Gross premium writings for 1997 were $40.9 million compared to $25.6 million and $12.4 million for 1996 and 1995, respectively. Premiums written increased from 1996 by $16.8 million for the new property and casualty programs and $1.4 million for the vehicle extended service contract program offset by a decrease of $2.9 million for discontinued product lines. The increase in premiums written in 1996 compared to 1995 is primarily the result of increases of $13.8 million for the new property and casualty programs and $.6 million for the vehicle extended service contract program offset by a decrease of $1.2 million for discontinued product lines. See Table II following the narrative in Management's Discussion and Analysis.

Net premium earned was $18.7 million, $12.5 million and $7.5 million for 1997, 1996 and 1995, respectively. The increase in 1997 as compared to 1996 and 1995 is due to the development and expansion by the Company into property and casualty lines of business. The net loss and loss adjustment expense ratios remained relatively consistent at 82.1% in 1997 compared to 81.4% in 1996 and improved from 92.2% in 1995. See Table I following the narrative in Management's Discussion and Analysis.

The effect of the Company's material lines of business that are in runoff was as follows for 1997: net incurred losses and loss adjustment expenses ("LAE") for the discontinued REO line of business were ($355,000) in relation to zero earned premium. This result was due in large part to a re-evaluation of LAE reserves that lowered the reserve to the expected ultimate cost of settling the claims. The total number of open claims at December 31, 1997 was 10 and the related reserves were $351,000. Net incurred losses and LAE for the discontinued Agriculture lines of business at December 31, 1997 were ($77,000). The net impact on the loss ratio and net income for these discontinued lines of business in 1997 was immaterial.

A positive impact on 1997 earnings was the level of service fees on the extended service contracts which increased to $3.1 million in 1997 from $2.5 million in 1996. The 1996 level also showed an increase from the 1995 level of $2.1 million. This increase is due to an overall increase in the fee levels as opposed to an increase in contract volume.

Commissions and selling expenses as a percent of gross premiums written increased to 22.2% in 1997 due to an increase in the commission rates paid on the commercial line of business. This percentage was 21.2% in 1996 and 27.6% in 1995. The decrease from 1995 to 1996 is the result of the commercial auto business becoming a larger part of the product mix.

Reinsurance expense recoveries increased $1.7 million or 120% in 1997 due to the increase in the long-haul trucking business written and reinsurance agreements in place on this business, compared to a $1.4 million or 50% decrease between 1996 and 1995 due to the run off of the farmowners and ancillary inland
marine business.   Also effecting 1995 was a profit sharing arrangement on the casualty portion of this business.

The Company's general and administrative expenses increased in 1997 by $955,000 or 25% and decreased $296,000 or 7.2% between 1996 and 1995. The 1997 increase in general and administrative expenses is primarily attributed to the following expense categories: salaries and wages which increased due to an increase in the number of personnel related to the Property and Casualty product lines as well as normal salary increases; employee welfare which increased as a result of expenses associated with the Company's 401(K) plan and additional group insurance expenses; and rent which increased as a result of the sale of the Company's Dublin, Ohio office building in March 1996 and the subsequent rental of office space in Dublin, Ohio and Stafford, Texas. In addition, the Company wrote-off in 1997 approximately $150,000 in capitalized software costs related to software which was included in the sale of assets for the vehicle extended
service contract business.   The decrease in general and administrative
expenses of 7.2% between 1996 and 1995 was primarily due to increased legal fees in 1995 as a result of the REO litigation.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flows from operations have generally been adequate for its current operating needs. The Company's long haul trucking, charter bus and paratransit business generally is written for a term of one year with the casualty claim-related liabilities extending beyond that period. The Company's liability on vehicle extended service contracts typically has extended for either one-year or five-year periods. However as previously discussed, the Company's existing vehicle extended service contract business was ceded to Lyndon Property effective January 1, 1998.

The Company maintains liquidity in its investment portfolio to generally correspond with the liabilities outstanding on its lines of business. At December 31, 1997, the estimated duration of the Company's fixed income investment portfolio was 2.4 years while the estimated liability duration was approximately 1.4 years. Currently, an interest rate change of 1% would impact the fair value of the fixed maturity portfolio and stockholders' equity by a decline of approximately $.6 million if interest rates rose and an increase of approximately $.6 million if interest rates declined.

The Company's "available for sale" fixed maturity securities at December 31, 1997 included $3 million of mortgage-backed securities, $2.4 million of collateralized mortgage obligation securities and $9.6 million of asset-backed collateralized securities. The mortgage and asset-backed securities are subject to risks associated with variable prepayments. As such, those securities may have a different actual maturity and yield than planned at the time of purchase. The degree to which a security is susceptible to either gains or losses is influenced by the difference between its amortized cost and par value, relative sensitivity of the underlying mortgages to prepayment risk in a changing interest rate environment and relative priority of the securities in the overall securitization.

The Company limits the extent of its risks on fixed maturity securities by generally avoiding securities whose cost significantly exceeds par, by purchasing securities which are backed by stable collateral, and by concentrating on securities that have either a planned amortization or sequential pay classes. The collateralized mortgage obligations and asset backed securities owned have primarily short to intermediate average lives. At December 31, 1997, the Company did not have a significant amount of higher risk mortgage or asset backed securities which had a significant risk of loss or principal. There are negligible default risks on the mortgage and asset backed security portfolios as a whole as the vast majority of the assets are either guaranteed by U. S. government-sponsored entities or are supported in the securitization structure by junior securities enabling the assets to achieve high investment grade status. The Company's collateralized mortgage obligations and asset backed securities are predominantly sequential pay with little or no exposure to interest only obligations ("IOs") or inverse IOs.

Ohio domiciled insurance companies are subject to Ohio law which regulates the ability of insurance companies to pay dividends. The regulation limits the annual dividend or distribution of an insurer to the greater of (1) net income of the previous year or (2) 10% of unassigned surplus as of the end of the previous year. In addition, all dividends must come from earned surplus to qualify as a non-extraordinary dividend. Amounts greater than this would be considered extraordinary dividends and could not be paid without permission of the Ohio Department. Based on this regulation, ANIC could pay a dividend of approximately $8.8 million without Ohio Department approval to ACCEL in 1998. During 1997, ACCEL received dividends totaling approximately $5 million from subsidiaries which were sold as part of the sale of the Auto Aftermarket Group.

The Company used a portion of the proceeds from the sale upon closing in January 1998 of the Auto Aftermarket Group to retire the outstanding balance of $15 million of senior notes held by ALIC, who had received them from an unaffiliated company, along with accrued interest of approximately $1.1 million, to make a capital contribution of $3.5 million to ANIC, to pay taxes on the sale of approximately $4.3 million, to transfer $8.8 million in cash to Lyndon in connection with the ceding of the existing vehicle extended service contract business on January 1, 1998 and will utilize the remainder for general corporate purposes.

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

Due to the nature of its operations, the Company is at all times subject to pending and threatened legal actions that arise in the normal course of its activities. For information regarding legal proceedings involving the Company including developments relating to the insolvency of Galaxy Insurance Company (a subsidiary of the Company) and a suit against ALIC by four long-term care policyholders, see "Note M" in the Notes to Consolidated Financial Statements. In management's opinion, based on the advice of and information obtained from outside counsel, the ultimate resolution of the pending legal matters will not have a material adverse effect on the financial condition or results of operations of the Company.

In early 1998, the Company reached an agreement in principal to purchase a 25% interest in the common stock of USA Insurance Group, Inc., the parent company of TIS, the Company's general agent, for $5 million subject to the signing of a definitive agreement and the completion of due diligence.

The Company has adopted Financial Accounting Standards Board ("FASB") Statement of Accounting Standards ("SFAS") No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities which became effective in 1997, and determined that this SFAS did not have a material impact on the financial condition of the Company.

In 1997, the FASB issued SFAS No. 128, Earnings per Share ("SFAS No. 128"). This statement, which did not have an impact on net income, establishes standards for computing and presenting earnings per share. Earnings per share for all years presented have been restated to comply with SFAS No. 128. The Company will adopt the disclosure requirements of SFAS No. 130, Reporting Comprehensive Income, in 1998. Adoption of this SFAS will have no effect on the net income of the Company. The Company will also adopt the presentation requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, in 1998. Management is currently in the process of evaluating the segment reporting disclosure requirements. Adoption of this SFAS will have no effect on net income of the Company.

Although the cumulative effects of inflation on premium growth cannot be fully determined, increases in the value of commercial property results in increased premiums for property coverages. The combination of severity (which is affected by inflation) and frequency of loss trends in commercial auto and general liability are recognized in premium increases or decreases by the adoption of filed premium rates.

The National Association of Insurance Commissioners is in the final stages of a project to codify statutory accounting principles to provide a comprehensive basis of statutory accounting and reporting for use by insurance departments, insurers, and auditors. Implementation of the codified statutory accounting principles may affect the surplus level of ANIC on a statutory basis. Management is unable at this time to determine what impact, if any, this project will have on the statutory surplus of ANIC.

YEAR 2000 CONSIDERATION

The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (Year 2000) approaches. The Company is utilizing internal resources to identify, correct, reprogram and test the systems for the Year 2000 compliance. All systems utilized by the Company are currently Year 2000-compliant with the exception of the general ledger system for which reprogramming efforts will be complete by December 1998, allowing adequate time for testing. Since January 1, 1996, the Company has incurred approximately $60,000 in costs to ensure Year 2000 compliance for continuing operations and expects to incur approximately $40,000 in 1998 related to the final phase of Year 2000 compliance. To date, confirmations have been received from the Company's primary processing vendors that plans are being developed to address processing of transactions in the Year 2000. Management has assessed the Year 2000 compliance issue and has determined that the effect on the Company's financial condition and earnings is not material.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

The 1995 Private Securities Litigation Reform Act provides issuers the opportunity to make cautionary statements regarding forward-looking statements. Accordingly, any forward-looking statement contained herein or in any other oral or written statement by the Company or any of its officers, directors or employees is qualified by the fact that actual results of the Company may differ materially from such statement due to the following important factors, among other risks and uncertainties inherent in the Company's business: state insurance regulations, rate competition, adverse changes in interest rates, unforeseen losses with respect to loss and settlement expense reserves for unreported and reported claims, and catastrophic events.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                     TABLE I

Several key operating ratios of the Company are as follows:

                                                            Consolidated Results
                                                     (Thousands of dollars, except ratios)
                                                       1997          1996          1995
                                                    ---------     ---------     ---------
Gross premiums written                              $  40,897     $  25,629     $  12,371
Net premiums earned                                 $  18,717     $  12,466     $   7,459
RATIOS:
    Loss and LAE incurred to net premiums earned         82.1%         81.4%         92.2%
    Commissions and selling expenses and
       general and administrative expenses
       to gross premiums written                         33.9%         36.1%         60.9%
    Commissions and selling expenses,
       reinsurance expense recovery
       and change in deferred policy
       acquisition costs to net premiums earned          22.8%         25.0%         22.4%
    Taxes, licenses and fees to gross
       premiums written                                   3.2%          4.3%          6.8%

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                    TABLE II
                        Changes in Gross Premiums Written
                             Year Ended December 31
                      (Thousands of dollars, except ratios)

                                                                                  1997                     1996
                                                                                   vs.         %            vs.          %
Gross Premiums Written                     1997         1996         1995         1996        Change       1995        Change
                                         --------     --------     --------     --------     --------    --------     --------
Continuing lines of business:
    Commercial auto                      $ 30,293     $ 13,793     $     --     $ 16,500        119.6 %  $ 13,793           --
    Commercial multi-peril                    215          100           --          115        115.0 %       100           --
    Extended service contracts              9,744        8,375        7,777        1,369         16.3 %       598          7.7 %
    Other property/casualty lines             230           18           28          212       1177.8 %       (10)       (35.7)%
                                         --------     --------     --------     --------     --------    --------     --------
       Total continuing lines              40,482       22,286        7,805       18,196         81.6 %    14,481        185.5 %
                                         --------     --------     --------     --------     --------    --------     --------

Discontinued lines of business
   included in continuing operations:
    Medical and miscellaneous
       life and health                        441        1,985           72       (1,544)       (77.8)%     1,913       2656.9 %
    Vendor's single interest                  (35)         (59)        (798)          24        (40.7)%       739        (92.6)%
    Agriculture, REO and other
       property & casualty                      1          362        5,292         (361)       (99.7)%    (4,930)       (93.2)%
    Other                                       8        1,055           --       (1,047)       (99.2)%     1,055           --

                                         --------     --------     --------     --------     --------    --------     --------
Total discontinued lines                      415        3,343        4,566       (2,928)       (87.6)%    (1,223)       (26.8)%
                                         --------     --------     --------     --------     --------    --------     --------
Gross premiums written
   from continuing operations            $ 40,897     $ 25,629     $ 12,371     $ 15,268         59.6 %  $ 13,258        107.2 %
                                         ========     ========     ========     ========     ========    ========     ========

                           ANNUAL REPORT ON FORM 10-K

                  ITEM 8, ITEM 14 (a) (1) and (2), (c) and (d)

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                CERTAIN EXHIBITS

                         FINANCIAL STATEMENT SCHEDULES

                          YEAR ENDED DECEMBER 31, 1997

                        ACCEL INTERNATIONAL CORPORATION

                                STAFFORD, TEXAS

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ACCEL International Corporation and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                             KPMG Peat Marwick LLP




Columbus, Ohio
March 13, 1998

                  ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                     December 31,
                                                                1997          1996
                                                              --------      --------
                                                              (Thousands of dollars)
ASSETS

Investments available for sale, at fair value--Note C:
     Fixed maturities (cost: 1997--$21,614,000;
        1996--$21,575,000)                                    $ 21,789      $ 21,500
     Equity securities (cost:  1997--$4,879,000;
        1996--$4,981,000)                                        4,879         4,436
     Short-term investments
        (cost:  1997--$7,253,000; 1996--$4,366,000)              7,253         4,366

                                                              --------      --------
                                                                33,921        30,302

Cash                                                             1,589           415

Receivables:
     Premiums in process of transmittal--Note F, less
        allowance (1997--$130,000; 1996--$168,000)              11,633         6,459
     Amounts due from reinsurers                                16,739         6,743
     Amounts due from former subsidiaries                        1,201            --
                                                              --------      --------
                                                                29,573        13,202

Accrued investment income                                          252           263
Prepaid reinsurance premiums                                     9,567         5,572
Deferred policy acquisition costs                                3,112         1,418
Equipment--at cost, less accumulated
     depreciation (1997--$273,000;  1996--$162,000)                409           231
Leasehold improvements, less accumulated amortization
     (1997--$3,000; 1996--$2,000)                                   35             5
Receivable from sale of discontinued and disposed
     of operations--Note B                                      24,987            --
Cost in excess of fair value of net assets of
     subsidiaries at dates of acquisition
     less accumulated amortization                                  --           716
Deferred tax asset                                                  --         2,477
Assets of discontinued operations--Note B                           --       135,967
Other assets                                                       649           757
                                                              --------      --------
                                                              $104,094      $191,325
                                                              ========      ========








                                                                     (Continued)

                 ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                                                    December 31,
                                                                  1997          1996
                                                               ---------     ---------
                                                                (Thousands of dollars)
LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

Policy Reserves and Liabilities:
   Unearned premium reserves--Note G                           $  29,986     $  20,929
   Insurance claims--Notes G and I                                22,028        11,016
                                                               ---------     ---------
                                                                  52,014        31,945
Other Liabilities:
   Premium deposits held                                           2,076           363
   Deferred reinsurance commissions                                1,635           655
   Amounts due reinsurers                                          4,563         2,654
   Note payable--Note E                                               --        15,000
   Commissions payable                                             2,842         2,662
   Accounts payable and other liabilities                          3,097         2,456
   Current federal income taxes                                    4,278            36
   Amounts due former subsidiaries                                    --         1,299
   Liabilities of discontinued operations--Note B                     --       102,614
                                                               ---------     ---------
                                                                  18,491       127,739
                                                               ---------     ---------
                                                                  70,505       159,684
                                                               ---------     ---------



Commitments and Contingencies--Notes G and M

Redeemable preferred stock:
   Authorized shares--1,000,000;
       no issued or outstanding shares                                --            --

Common stockholders' equity--Notes C, D, J, O and S:
   Common stock, $.10 par value
       Authorized shares (1997--15,000,000;
             1996--15,000,000)
       Issued shares (1997--9,445,183;
             1996--9,401,162)                                        944           940
   Additional paid-in capital                                     32,610        32,507
   Retained earnings                                               6,518         5,403
   Less 797,420 treasury shares at cost                           (6,599)       (6,599)
   ESOP loan--Note J                                                  --           (32)
   Net unrealized appreciation (depreciation) on
       investment securities--Note C                                 116          (578)
                                                               ---------     ---------
                      Net common stockholders' equity             33,589        31,641
                                                               ---------     ---------

   Total liabilities & common stockholders' equity             $ 104,094     $ 191,325
                                                               =========     =========



See notes to consolidated financial statements.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                      Year Ended December 31,
                                                                   1997         1996         1995
                                                                 --------     --------     --------
                                                           (Thousands of dollars, except per share data)
REVENUE:
     Gross premiums written--Notes F and G                       $ 40,897     $ 25,629     $ 12,371
     Less reinsurance ceded--Note G                                17,118        9,416        5,435
                                                                 --------     --------     --------
        Net premiums written                                       23,779       16,213        6,936
     Decrease (increase) in unearned premium reserves              (5,062)      (3,747)         523
                                                                 --------     --------     --------
        Premiums earned--Note G                                    18,717       12,466        7,459
     Net investment income--Note C:
        Interest and dividends                                      1,939        1,692        1,570
        Realized gains                                              1,051          432          201
     Service fees on extended service
        contracts                                                   3,051        2,450        2,137
     Other income--Notes B and Q                                   10,528        4,489          286
                                                                 --------     --------     --------
                                                                   35,286       21,529       11,653
                                                                 --------     --------     --------
BENEFITS AND EXPENSES:
     Loss and loss adjustment expenses--Notes G and I              15,373       10,145        6,878
     Commissions and selling expenses                               9,100        5,436        3,419
     Reinsurance expense recovery                                  (3,083)      (1,381)      (2,792)
     General and administrative                                     4,776        3,821        4,117
     Taxes, licenses and fees                                       1,312        1,107          840
     Interest--Note E                                               1,425        1,969        1,748
     Decrease (increase) in deferred policy
        acquisition costs                                          (1,733)        (938)       1,044
                                                                 --------     --------     --------
                                                                   27,170       20,159       15,254
                                                                 --------     --------     --------
INCOME (LOSS) BEFORE FEDERAL INCOME
     TAXES, DISCONTINUED OPERATIONS                                 8,116        1,370       (3,601)
     AND EXTRAORDINARY ITEM
     Federal income taxes--Note H:
        Current expense (benefit)                                     (52)          --          (11)
        Deferred expense (benefit)                                  1,153           43         (626)
                                                                 --------     --------     --------
                                                                    1,101           43         (637)
                                                                 --------     --------     --------

INCOME (LOSS) FROM CONTINUING OPERATIONS                            7,015        1,327       (2,964)

Discontinued operations--Note B:
       Income from operations of discontinued business
           segment (net of income tax of  ($93,000) in 1997,
           ($238,000) in 1996 and $997,000 in 1995)                 1,744          646        1,504
      Loss on disposal of business segment, including
           provision for operating loss of  $495,000 during
           phase-out period (net of income tax of $2,020,000)      (7,644)          --           --
                                                                 --------     --------     --------

INCOME (LOSS) BEFORE EXTRAORDINARY
     ITEM                                                           1,115        1,973       (1,460)

Extraordinary item--gain on
     extinguishment of debt--Note E                                    --          131           --
                                                                 --------     --------     --------

NET INCOME (LOSS)                                                $  1,115     $  2,104     $ (1,460)
                                                                 ========     ========     ========





                                                                     (Continued)

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                                              Year Ended December 31,
                                                      1997              1996             1995
                                                 -------------     -------------    -------------
                                                  (Thousands of dollars, except per share data)
Earnings per common share--basic:
     Income (loss) from continuing operations    $        0.82     $        0.23    $       (0.67)
     Income from discontinued operations                   .20               .11              .34
     Loss on disposal of business segment                 (.89)               --               --
     Income (loss) before extraordinary item               .13               .34            (0.33)
     Extraordinary item                                     --               .02               --
                                                 -------------     -------------    -------------
     Net income (loss)                           $        0.13     $        0.36    $       (0.33)
                                                 =============     =============    =============
Earnings per common share--assuming dilution:
     Income (loss) from continuing operations    $        0.82     $        0.23    $       (0.67)
     Income from discontinued operations                   .20               .11              .34
     Loss on disposal of business segment                 (.89)               --               --
     Income (loss) before extraordinary item               .13               .34            (0.33)
     Extraordinary item                                     --               .02               --
                                                 -------------     -------------    -------------
     Net income (loss)                           $        0.13     $        0.36    $       (0.33)
                                                 =============     =============    =============
Weighted average number of common
     shares outstanding                              8,610,757         5,904,398        4,446,432
                                                 =============     =============    =============



See notes to consolidated financial statements.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                       Three Years Ended December 31, 1997
                             (Thousands of dollars)


                                                                                                Net unrealized
                                                                                                 appreciation   Foreign
                                                 Additional                  Common             (depreciation)  currency
                                       Common     paid-in      Retained  stock held in           on investment translation
                                        stock     capital      earnings     treasury   ESOP loan  securities   adjustments    Net
                                       --------  ----------   ----------   ----------  ---------- -----------  ----------  ---------
Balances at December 31, 1994          $    524  $   24,066   $    4,759   $   (6,599)  $   (627)  $ (6,672)  $    (85)  $   15,366
    Payments on and write down
       of ESOP loan                          --        (364)          --           --        466         --         --          102
    Change in net unrealized
       depreciation on
       investment securities                 --          --           --           --         --      6,467         --        6,467
    Change in foreign currency
       translation adjustment                --          --           --           --         --         --         85           85
    Net loss                                 --          --       (1,460)          --         --         --         --       (1,460)
                                       --------  ----------   ----------   ----------   --------   --------   --------   ----------
Balances at December 31, 1995               524      23,702        3,299       (6,599)      (161)      (205)        --       20,560
    Payments on ESOP loan                    --          --           --           --        129         --         --          129
    Change in net unrealized
       depreciation on
       investment securities                 --          --           --           --         --       (373)        --         (373)
    Issuance of 110,000 shares of
       Common Stock under
       Common Stock Option Plan
            (Note J)                         11         223           --           --         --         --         --          234
    Issuance of 4,047,310 shares of
       Common Stock in conjuction
       with the Rights Offering and
       Supplemental Offering (Note E)       405       8,582           --           --         --         --         --        8,987
    Net income                               --          --        2,104           --         --         --         --        2,104
                                       --------  ----------   ----------   ----------   --------   --------   --------   ----------
Balances at December 31, 1996               940      32,507        5,403       (6,599)       (32)      (578)        --       31,641
    Payments on ESOP loan                    --          --           --           --         32         --         --           32
    Change in net unrealized
       depreciation on
       investment securities                 --          --           --           --         --        694         --          694
    Issuance of 44,021 shares of
       Common Stock under
       Common Stock Option Plan               4         103           --           --         --         --         --          107
            (Note J)
    Net income                               --          --        1,115           --         --         --         --        1,115
                                       --------  ----------   ----------   ----------   --------   --------   --------   ----------
Balances at December 31, 1997          $    944  $   32,610   $    6,518   $   (6,599)        --   $    116         --   $   33,589
                                       ========  ==========   ==========   ==========   ========   ========   ========   ==========

See notes to consolidated financial statements.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Year Ended December 31,
                                                                                     1997         1996          1995
                                                                                  ----------   ----------   ----------
                                                                                          (Thousands of dollars)
OPERATING ACTIVITIES:
     Income (loss) from continuing operations                                     $    7,015   $    1,327   $   (2,964)
     Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities:
            Change in premiums receivable                                             (5,174)      (5,659)       1,431
            Change in accrued investment income                                           11          (72)          49
            Change in prepaid reinsurance premiums                                    (3,995)      (5,572)       1,706
            Change in premium deposits held                                            1,713          363         (318)
            Change in unearned premium reserves                                        9,057        6,674       (4,120)
            Change in insurance claim reserves                                        11,012        3,363        1,275
            Change in amounts due to and from reinsurers                              (8,087)        (300)         108
            Change in other assets, other liabilities
                and accrued income taxes                                                 935        1,713          772
            Interest paid in kind                                                         --          403          569
            Accrual of discount on bonds                                                 (51)         (62)        (109)
            Amortization of premium on bonds                                              52           39           49
            Amortization of deferred policy acquisition  costs                         4,457        2,226        2,402
            Policy acquisition costs deferred                                         (6,151)      (3,431)      (1,345)
            Reinsurance commissions earned                                            (3,122)      (1,381)      (2,805)
            Reinsurance commissions received                                           4,102        1,894        1,380
            Provision for depreciation and amortization                                  110          111           54
            Net realized gains on investments                                         (1,051)        (432)        (201)
                                                                                  ----------   ----------   ----------
     Net cash (used in) provided by continuing operations                             10,833        1,204       (2,067)
     Net cash (used in) provided by discontinued operations                           (7,605)      (1,969)      (2,232)
                                                                                  ----------   ----------   ----------
     Net cash (used in) provided by operating activities
         before extraordinary item                                                     3,228         (765)      (4,299)
            Extraordinary gain                                                            --          131           --
                                                                                  ----------   ----------   ----------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                    3,228         (634)      (4,299)
                                                                                  ----------   ----------   ----------

INVESTING ACTIVITIES:
     Sale of investments available for sale                                           17,677        9,070        7,535
     Purchase of investments available for sale                                      (19,552)     (15,406)      (2,807)
     Other, net                                                                         (318)        (160)         (54)
                                                                                  ----------   ----------   ----------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                   (2,193)      (6,496)       4,674
                                                                                  ----------   ----------   ----------

FINANCING ACTIVITIES:
     Payment of ESOP loan                                                                 32          129          102
     Repayment of notes payable                                                           --         (600)     (13,000)
     Issuance of notes payable                                                            --           --       16,500
     Issuance of Common Stock under Stock Option Plan                                    107          234           --
     Issuance of Common Stock under Rights Offering                                       --        3,284           --
                                                                                  ----------   ----------   ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                139        3,047        3,602
                                                                                  ----------   ----------   ----------
NET INCREASE (DECREASE) IN CASH                                                        1,174       (4,083)       3,977
Cash at beginning of year                                                                415        4,498          521
                                                                                  ----------   ----------   ----------
CASH AT END OF YEAR                                                               $    1,589   $      415   $    4,498
                                                                                  ==========   ==========   ==========

Supplemental schedule of non-cash financing activities:
     Cancellation of Subordinated Notes as consideration
     for the purchase of Common Stock--Note E                                             --   $    5,703           --
                                                                                  ==========   ==========   ==========

     Transfer of note payable to ALIC--Note E                                     $   15,000   $    1,500           --
                                                                                  ==========   ==========   ==========

See notes to consolidated financial statements

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995

NOTE A--SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: The accompanying consolidated financial statements of ACCEL International Corporation ("ACCEL") and subsidiaries (collectively referred to herein as the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP") which, as to the insurance company subsidiaries, differ in some respects from statutory accounting practices prescribed or permitted by state insurance departments. The significant accounting policies followed by the Company that materially affect financial reporting are summarized below.

PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of ACCEL and its wholly-owned subsidiaries except for Randjill Group, Ltd ("RGL") (see Note M). As discussed more fully in Note B, Acceleration Life Insurance Company ("ALIC") and Dublin International Limited ("Dublin") are presented as discontinued operations. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

DESCRIPTION OF BUSINESS: ACCEL is an insurance holding company incorporated in Delaware. The Company is engaged in the underwriting and sale of property/casualty insurance products, concentrating on commercial lines of business. The Company offers various policies covering long-haul trucking, charter bus, limousine and paratransit vehicle fleets, as well as other specialized products tailored to other groups such as crane operators and gun dealers. The Company offers these products through general agents. The Company is subject to competition from other insurers throughout the states in which it writes business. The Company is also subject to regulation by the insurance departments of states in which it is licensed, and undergoes periodic examinations by those departments.

In addition to the property and casualty insurance products described above, the Company has historically sold, principally through automobile dealers, credit life and credit accident and health insurance and extended service contracts ("Auto Aftermarket Group"). Effective December 31, 1997, the Company sold its Auto Aftermarket Group as discussed more fully in Note B. As a result of this transaction, the Company has ceased to be engaged in the auto aftermarket credit insurance and extended service contract businesses.

The following is a description of the most significant risks facing property/casualty insurers and how the Company mitigates those risks:

    LEGAL/REGULATORY RISK is the risk that changes in the legal or regulatory environment in which an insurer operates will create additional expenses not anticipated by the insurer in pricing its products. That is, regulatory initiatives, new legal theories or insurance company insolvencies through guaranty fund assessments may create costs for the insurer beyond those currently recorded in the consolidated financial statements. The Company mitigates this risk by operating throughout the United States, thus reducing its exposure to any single jurisdiction and also by employing underwriting and loss adjusting practices which identify and minimize the adverse impact of this risk.

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

Fair values for fixed maturity, equity and asset and mortgage backed securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments at amortized value (see Note C).

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

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

NOTE A--SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

PREMIUM INCOME RECOGNITION AND UNEARNED PREMIUM RESERVES: Unearned premium reserves on property and casualty products are calculated on the pro rata method. Unearned premium reserves on the extended service contracts are based on the historical emergence pattern of claims. The Company's primary liability on new car contracts exists subsequent to the expiration of manufacturers' warranties. This method results in premium being recognized in direct proportion to the emergence of benefits on these contracts.

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

REINSURANCE: Reinsurance premiums ceded and reinsurance recoveries on losses and loss adjustment expenses incurred are deducted from the respective income and expense accounts. Assets and liabilities related to reinsurance ceded are reported on a gross basis.

DEFERRED REINSURANCE COMMISSIONS: Commissions and ceding fees received in connection with premiums ceded are deferred and amortized in a manner related to the recognition of premiums earned. Earned ceding fees, commissions and experience refunds are reported as reinsurance expense recoveries in the consolidated statements of operations.

STOCK OPTION PLANS: Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair- value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123 (see Note J).

EARNINGS PER COMMON SHARE: Net income and net loss per common share are computed using the weighted average number of common shares outstanding during the period. Effective December 31, 1997, the Company adopted SFAS No. 128, Earnings per Share. This standard, which did not have an effect on net income, establishes standards for computing and presenting earnings per share.
Earnings per share for all years presented have been restated to comply with SFAS No. 128.

RECLASSIFICATIONS: Certain amounts in the 1996 and 1995 consolidated financial statements have been reclassified to conform with the 1997 presentation.


NOTE B -- SALE OF AUTO AFTERMARKET GROUP

On October 20, 1997, ACCEL entered into agreements to sell to Lyndon Insurance Group, Inc. and Lyndon Life Insurance Company (collectively, "Lyndon") the outstanding capital stock of ALIC, Acceleration National Service Company ("ANSC") and Dublin (collectively, the "Target Corporations") for $30.2 million in cash and to sell to Lyndon Property Insurance Company ("Lyndon Property") assets related to the vehicle extended service contract business of ACCEL's wholly owned subsidiary, Acceleration National Insurance Company ("ANIC"), for $10.3 million in cash. The sale was effective December 31, 1997.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE B -- SALE OF AUTO AFTERMARKET GROUP--(CONTINUED)

The agreements provided that within 125 days after the closing, the sales price for the Target Corporations would be decreased or increased by the amount, if any, by which the Target Corporations' combined GAAP stockholder's equity as of December 31, 1997 was less than or greater than, respectively, $31.6 million. As of December 31, 1997, the combined GAAP stockholder's equity of the Target Corporations was $32.1 million which resulted in a net sales price of approximately $41.0 million.

The "Receivable from sale of discontinued and disposed of operations" of approximately $25 million as of December 31, 1997 in the Consolidated Balance Sheets represents the sales proceeds of $41 million less the note payable and accrued interest of $16 million transferred to ALIC by an unaffiliated company on December 31, 1997 (see Note E). The after-tax net gain on sale of the Auto Aftermarket Group was $3.2 million which was comprised of $10.3 million in continuing operations (included in "Other income" in the 1997 Consolidated Statement of Operations) and ($7.1 million) in discontinued operations (excluding the provision for operating loss of $495,000 during the phase-out period). The income tax expense of $2 million included in the loss on disposal of business segment in the 1997 consolidated statement of operations includes $1.5 million current tax expense for the distribution of the policyholders' surplus account as a result of the sale of ALIC (see Note H), current tax expense of $2.8 million for the gain on the sale of the subsidiaries included in discontinued operations, and $2.5 million deferred tax benefit and $.2 million current tax expense, respectively, related to the operations during the phase-out period of the subsidiaries included in discontinued operations.

In conjunction with the sale, on January 1, 1998, ANIC ceded via a quota share reinsurance agreement 100% of its liability related to the vehicle extended service contract business to Lyndon Property. Upon consummation of the aforementioned sale, the Company ceased to be engaged in the auto aftermarket credit insurance and extended service contract businesses. The consolidated financial statements of the Company have been reclassified to reflect the disposition of ALIC, ANSC and Dublin that comprised the Life/Health business segment. Accordingly, the assets, liabilities, revenues, benefits and expenses, and cash flows of ALIC and Dublin have been excluded from the respective captions in the consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows for all periods presented. The net operating results of these entities have been reported, net of applicable income taxes, as "Income from discontinued operations", the assets and liabilities of these entities have been reported as "Assets of discontinued operations" and "Liabilities of discontinued operations", and the net cash flows of these entities have been reported as "Net cash (used in) provided by discontinued operations."

Summarized information for the discontinued operations is as follows:

                                                        Year Ended December 31,
                                                       1997       1996      1995
                                                     --------   --------  --------
                                                         (Thousands of dollars)
Revenue                                              $ 31,815   $ 36,416  $ 38,958
Income before provision for
     income taxes                                      (3,787)       884     2,501
Income from discontinued operations, including loss
     on disposal, net of income taxes                  (5,900)       646     1,504


                                                     Prior to Sale
                                                    on December 31, December 31,
                                                          1997          1996
                                                      ------------  ------------
                                                        (Thousands of dollars)
Total assets, consisting primarily of investments,
     receivables, prepaid reinsurance premiums and
     deposits, and deferred policy acquisition costs  $    124,011  $    135,967
Total liabilities, consisting primarily of policy
     reserves and claims                                    91,855       102,614
                                                      ------------  ------------
Net assets of discontinued operations                 $     32,156  $     33,353
                                                      ------------  ------------

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE B -- SALE OF AUTO AFTERMARKET GROUP--(CONTINUED)

The vehicle extended service contract business sold to Lyndon Property and ANSC were components of the Company's property/casualty business segment, and therefore are included in continuing operations for all periods presented. The Company continues to write property/casualty insurance products. The sale resulted in a gain of $10.3 million which is included in "Other income" in the 1997 consolidated statement of operations.

Total assets consisting primarily of investments, cash, premiums receivable and amounts due from affiliates for the vehicle extended service contract business were $17.6 million as of December 31, 1997. Total liabilities consisting primarily of unearned premium reserves, loss reserves and commissions payable for the vehicle extended service contract business were $17.6 million as of December 31, 1997. Other summarized financial information for the vehicle extended service contract business for the three years ended December 31, 1997 is as follows:

                                                1997    1996    1995
                                               ------  ------  ------
                                               (Thousands of dollars)
Revenue, primarily premiums and fee income on
  vehicle extended service contracts           $9,223  $9,129  $9,097
Net income                                        360     740     879


NOTE C--INVESTMENTS

At December 31, 1997 and 1996, investments in cash and securities with a carrying value of $5,484,000 and $5,427,000, respectively, were on deposit with state insurance departments to satisfy regulatory requirements.

The change in net unrealized gains (losses) on fixed maturity and equity securities is summarized as follows:

                                          Year Ended December 31,
                                         1997      1996      1995
                                       -------   -------   -------
                                          (Thousands of dollars)
       Securities available for sale:
         Fixed maturities              $   250   $  (385)  $ 6,417
         Equity securities                 444       (21)       50
         Short-term investments             --        33        --
                                       -------   -------   -------
                                       $   694   $  (373)  $ 6,467
                                       =======   =======   =======

Realized gains (losses) on investments are summarized as follows:

       Securities available for sale:
         Fixed maturities:
           Gross realized gains             $   102   $   134  $   117
           Gross realized losses                (14)       --       (4)

         Equity securities:
           Gross realized gains               1,206       298      106
           Gross realized losses               (243)       --      (18)
                                            -------   -------  -------
                                            $ 1,051   $   432  $   201
                                            =======   =======  =======


The major sources of investment income are summarized as follows:

                                   Year Ended December 31,
                                  1997      1996       1995
                                 -------   -------   -------
                                    (Thousands of dollars)
       Fixed maturities          $ 1,465   $ 1,343   $ 1,417
       Equity securities             312       232       143
       Short-term investments        297       164        47
       Other                          --        91       377
                                 -------   -------   -------
                                   2,074     1,830     1,984
       Investment expenses          (135)     (138)     (414)
                                 -------   -------   -------
          Net investment income  $ 1,939   $ 1,692   $ 1,570
                                 =======   =======   =======

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE C--INVESTMENTS--(CONTINUED)

The amortized cost and estimated fair value of fixed maturity securities by category, all of which were available for sale, are as follows:

                                                             Gross       Gross
                                                Amortized  unrealized  unrealized      Fair
                                                  cost       gains       losses        value
                                               ----------  ----------  ----------   ----------
                                                           (Thousands of dollars)
December 31, 1997

U. S. Treasury and U. S. government
  agency securities                            $    5,414  $       85  $       --   $    5,499
State and political subdivision
  securities                                          180           9          --          189
Mortgage-backed securities                          2,980          24          --        3,004
Collateralized mortgage obligations                 2,419          --          (3)       2,416
Asset-backed securities                             9,574          95         (20)       9,649
U. S. corporate securities                          1,047           9         (24)       1,032
                                               ----------  ----------  ----------   ----------
     Total                                     $   21,614  $      222  $      (47)  $   21,789
                                               ==========  ==========  ==========   ==========

December 31, 1996

U. S. Treasury and U. S. government
  agency securities                            $    6,431  $       21  $      (19)  $    6,433
State and political subdivision
  securities                                          700          16          --          716
Mortgage-backed securities                          3,579          27         (64)       3,542
Collateralized mortgage obligations                 5,769          26         (54)       5,741
Asset-backed securities                             3,061          34         (40)       3,055
U. S. corporate securities                          1,490          19         (38)       1,471
Redeemable preferred stocks                           545          --          (3)         542
                                               ----------  ----------  ----------   ----------
     Total                                     $   21,575  $      143  $     (218)  $   21,500
                                               ==========  ==========  ==========   ==========

The amortized cost and estimated fair value of fixed maturity securities, all of which were available for sale, at December 31, 1997, by contractual maturity, are summarized as follows:

                                               Amortized      Fair
Maturity                                          cost        value
                                               ----------  ----------
                                               (Thousands of dollars)
Due in one year or less                        $       --  $       --
Due after one year through five years               5,996       6,076
Due after five years through ten years                180         189
Due after ten years                                   465         455
Mortgage-backed securities                          2,980       3,004
Collateralized mortgage obligations                 2,419       2,416
Asset-backed securities                             9,574       9,649
                                               ----------  ----------
Total                                          $   21,614  $   21,789
                                               ==========  ==========


The expected maturities in the foregoing table will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty. Mortgage-backed securities owned have an expected weighted average maturity of over 10 years.

Proceeds from the sale of securities available-for-sale during 1997, 1996 and 1995 were $18,011,000, $8,728,000 and $7,535,000, respectively. Gross gains of
$1,308,000 ($432,000 in 1996 and $223,000 in 1995) and gross losses of $257,000
($0 in 1996 and $22,000 in 1995) were realized on those sales.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


NOTE D--STOCKHOLDERS' EQUITY AND TRANSFER LIMITATIONS

Generally, the net assets of ANIC available for transfer to ACCEL are limited to the amounts that ANIC's net assets, as determined in accordance with statutory accounting practices, exceed minimum statutory capital and surplus requirements; however, payments of such amounts as dividends are currently subject to regulation by Ohio law. The regulation limits the annual dividend or distribution of an insurer to the greater of (1) net income of the previous year or (2) 10% of unassigned surplus as of the end of the previous year. In addition, all dividends must come from earned surplus to qualify as a non-extraordinary dividend. Amounts greater than this would be considered extraordinary dividends and could not be paid without permission of the Department of Insurance of the State of Ohio ("Ohio Department"). Based on this regulation, ANIC could pay a dividend of approximately $8.8 million to ACCEL during 1998 without prior approval.

The statutory basis capital and surplus and net income (loss) of ANIC, as reported to insurance regulatory authorities, are summarized as follows:

                                                           ANIC
                                                           ----
                                                    (Thousands of dollars)
       Statutory capital and surplus
           at December 31:
                           1997                           $25,258
                           1996                            13,017

        Statutory net income (loss) for
           year ended December 31:

                           1997                           $ 8,826
                           1996                               884
                           1995                            (2,574)


NOTE E--NOTES PAYABLE

In 1991, ACCEL issued $5.8 million of subordinated notes (the "Subordinated Notes"). The Subordinated Notes had a nine- year term with no principal payable until maturity, and with interest at 10.125% per annum. Effective June 30, 1992, ACCEL amended the notes to permit the issuance of additional notes for the purpose of making interest payments, provided, however, that ACCEL could at its option pay cash in lieu of issuing additional notes in any denomination of less than $1,000. As a result, ACCEL issued additional notes totaling $403,000 and $569,000 for the 1996 and 1995 interest payments, respectively.

Of the Subordinated Notes described above, a significant portion were held by Chase Insurance Holdings Corporation ("CIHC"), a company related through common ownership by a stockholder and director of the Company.

On July 25, 1996, the Company commenced an offering of non-transferable rights (the "Rights Offering") to stockholders of record as of June 18, 1996. Under the provisions of the Rights Offering, the Company permitted CIHC and its affiliate to tender the principal amount of their Subordinated Notes for cancellation as consideration (in lieu of cash) for the purchase of shares of common stock pursuant to the Rights Offering. On August 23, 1996, CIHC and its affiliate tendered the $5.6 million principal amount of their Subordinated Notes plus an additional $83,759 of accrued interest thereon under the terms of the Rights Offering. At the conclusion of the offering, CIHC and its affiliate had reduced their holding of Subordinated Notes to $0.

In a separate transaction, the Company retired $731,533 principal amount of Subordinated Notes held by an unrelated third party for consideration of $600,000. The Company recognized an extraordinary gain on this transaction of $131,533 in 1996. No federal income tax was recognized related to this gain due to the consolidated tax position of the Company.

The result of the two aforementioned transactions was to retire all outstanding Subordinated Notes.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

NOTE E--NOTES PAYABLE--(CONTINUED)

On December 29, 1995, the Company issued senior notes (the "Senior Notes") totaling $16.5 million at 9.50%, maturing on April 1, 2001. The proceeds from these notes were used to retire a previous loan outstanding and to liquidate an intercompany loan between ACCEL and an insurance subsidiary. The Senior Notes were payable to the same unaffiliated company which was a party to a reinsurance agreement with ALIC. This reinsurance agreement was structured such, that as future profits emerged on the reinsured block of business, the profits would be held by the reinsurance company, and ultimately applied to pay interest on and to redeem the Senior Notes. Profits in excess of the amount required to retire the Senior Notes were to be returned to ALIC. As of December 31, 1996, $1.5 million of the profits on this block of business were released to ALIC in the form of the aforementioned Senior Notes. This release resulted in a balance of $15.0 million of Senior Notes outstanding as of December 31, 1996. The reinsurance agreement between ALIC and the unaffiliated company was commuted on December 31, 1997 as a condition of the sale of the Auto Aftermarket Group. The Senior Notes were transferred from the unaffiliated company to ALIC in connection with the commutation of the reinsurance agreement on December 31, 1997 and retired with proceeds from the sale.

During 1997, 1996 and 1995, ACCEL paid interest on notes of $1,069,000, $403,000 and $1,125,000, respectively.


NOTE F--BUSINESS CONCENTRATION

Commercial Auto has become a primary product line for the Company since its introduction as a new product in 1996. The program is marketed by a general agent located in Florida, Transportation Insurance Specialists ("TIS"), and its affiliate, Countrywide Insurance Agency, Inc. Gross written premium was $30.3 million and $13.8 million for 1997 and 1996, respectively. Gross earned premium was $23.6 million and $8.4 million, respectively, for 1997 and 1996 while premium receivable, net of commission, due from the general agents was $10.6 million and $5.2 million, respectively, as December 31, 1997 and 1996.


NOTE G--REINSURANCE

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

In 1996, the Company entered into reinsurance contracts associated with its property and casualty lines. Under these agreements, the Company transfers a percentage of risk to the related reinsurer. The Company also has agreements which transfer risks after a predetermined loss has been reached. Premiums ceded amounted to $17.1 million, $9.4 million and $5.4 million for 1997, 1996 and 1995, respectively. Unearned premium reserves associated with these agreements at December 31, 1997 and 1996 are $9.6 million and $5.6 million, respectively, and the liability for insurance claims is $14.3 million and $5.8 million at December 31, 1997 and 1996, respectively.

The following data summarizes certain aspects of the Company's reinsurance activity for 1997, 1996 and 1995.

Premiums written and earned in 1997, 1996 and 1995 are summarized as follows:

                               1997                  1996                  1995
                               ----                  ----                  ----
                        Written     Earned    Written     Earned    Written     Earned
                        --------   --------   --------   --------   --------   --------
                                             (Thousands of dollars)
Direct                  $ 38,848   $ 30,885   $ 25,629   $ 18,953   $ 12,371   $ 16,488
Assumed                    2,049        957         --         --         --         --
Ceded                    (17,118)   (13,125)    (9,416)    (6,487)    (5,435)    (9,029)
                        --------   --------   --------   --------   --------   --------
Net premiums            $ 23,779   $ 18,717   $ 16,213   $ 12,466   $  6,936   $  7,459
                        ========   ========   ========   ========   ========   ========

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE G--REINSURANCE--(CONTINUED)

Loss and loss adjustment expenses incurred in 1997, 1996 and 1995 are summarized as follows:

                                1997       1996       1995
                              --------   --------   --------
                                   (Thousands of dollars)
Direct                        $ 27,593   $ 15,198   $ 11,778
Assumed                          1,150         --         --
Ceded                          (13,370)    (5,053)    (4,900)
                              --------   --------   --------
Net loss and loss adjustment
  expenses                    $ 15,373   $ 10,145   $  6,878
                              ========   ========   ========


NOTE H--FEDERAL INCOME TAXES

The Company files a consolidated federal income tax return with its subsidiaries. For tax purposes, certain amounts had been accumulated by ALIC in a memorandum tax account designated as "policyholders' surplus" that is taxed when distributed to shareholders. Policyholders' surplus on a tax basis was $4,489,000 at December 31, 1997 and was taxed as a result of the sale of ALIC effective December 31, 1997 (see Note B).

In 1997, 1996 and 1995 the Company paid $825,000, $1,100,000 and $410,000, respectively, in federal income taxes.

Total income tax expense (benefit) differed from the amount computed by applying the statutory federal income tax rate to income (loss) before taxes as follows:

                                                 Year Ended December 31,
                                                 1997      1996      1995
                                                -------   -------   -------
                                                   (Thousands of dollars)
        Income tax (benefit) at statutory rate  $ 2,769   $   465   $(1,224)
        Amortization of goodwill                     36        36        36
        Dividends-received deduction                (50)      (55)      (48)
        Tax-exempt interest                         (10)       (9)       (9)
        Net operating loss utilized              (1,656)       --        --
        Net operating loss for future use        (2,353)       --        --
        Valuation allowance                       2,329      (319)      448
        Other, net                                   36       (75)      160
                                                -------   -------   -------
        Federal income tax expense (benefit)    $ 1,101   $    43   $  (637)
                                                =======   =======   =======

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and liabilities at December 31, 1997 and 1996 are summarized as follows:

                                                           December 31,
                                                          1997       1996
                                                         -------   -------
                                                       (Thousands of dollars)
        Deferred Tax Liabilities:
           Deferred policy acquisition costs             $ 1,057   $   482
           Other                                             285        72
                                                         -------   -------
                                                           1,342       554
                                                         -------   -------
        Deferred Tax Assets:
           Unearned premium reserves                       1,388     1,044
           Deferred reinsurance commissions                  556       223
           Net operating loss carryforward                 1,917       993
           Insurance reserves                                132       374
           Vehicle extended service contract adjustment       --     1,900
           Other                                             115       223
                                                         -------   -------
          Total deferred tax assets                        4,108     4,757
           Valuation allowance                            (2,766)   (1,726)
                                                         -------   -------
          Net deferred tax assets                          1,342     3,031
                                                         -------   -------
                                                         $    --   $ 2,477
                                                         =======   =======

The Company has $5.6 million of net operating losses that are available to reduce future income taxes and will expire as follows: $1.9 million in 2008 and $3.7 million in 2009.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE H--FEDERAL INCOME TAXES--(CONTINUED)

The Company has determined the valuation allowance related to the deferred tax assets based on its analysis of future deductible amounts. This analysis included a schedule of the deductibility of non-life items pursuant to Section 801 of the Internal Revenue Code and a determination of the realization of losses generated by available for sale securities. The Company recorded a valuation allowance of $1,767,000 and $1,353,000 as of December 31, 1995 and January 1, 1995, respectively.


NOTE I--LIABILITY FOR INSURANCE CLAIMS

The following table provides a reconciliation of beginning and ending liability balances for the Company's insurance claims for 1997, 1996 and 1995.

                                          1997       1996       1995
                                        --------   --------   --------
                                             (Thousands of dollars)
     Liability for insurance claims
       at beginning of year             $ 11,016   $  7,653   $  6,378

       Less reinsurance recoverables      (5,820)    (2,240)      (889)
                                        --------   --------   --------

     Net balances at beginning of year     5,196      5,413      5,489

     Policy benefits incurred:

       Policy benefits incurred for
         events of the current year       15,705     10,086      6,486

       Policy benefits incurred for
         events of prior years              (332)        59        392
                                        --------   --------   --------

     Total policy benefits incurred       15,373     10,145      6,878
                                        --------   --------   --------


     Payments:

       Policy benefits for insured
         events of the current year        9,558      7,215      4,516

       Policy benefits for insured
         events in prior years             3,233      3,147      2,438
                                        --------   --------   --------

     Total payments                       12,791     10,362      6,954
                                        --------   --------   --------

     Net balances at end of year           7,778      5,196      5,413

     Plus reinsurance recoverables        14,250      5,820      2,240
                                        --------   --------   --------

     Liability for insurance claims
       at end of year                   $ 22,028   $ 11,016   $  7,653
                                        ========   ========   ========


The table above reflects increases in the liability for insurance claims resulting from increased writings in the Company's Commercial Auto business. The increase in loss and loss adjustment expense incurred in 1995 for events of prior years relates to management's reevaluation of discontinued lines of business.

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

NOTE J--COMMON STOCKS AND COMMON STOCK OPTIONS

In 1992, the Board of Directors voted to suspend payment of cash dividends on the common stock until the Company returns to a level of profitability that will sustain the payment of cash dividends.

ACCEL's Board of Directors approved an Employee Stock Ownership Plan ("ESOP") during 1989. In 1990, the ESOP entered into an agreement with ALIC to borrow up to $1.0 million for the purchase of ACCEL's common stock. This loan was retired in 1997.

During November 1989, ACCEL's Board of Directors also approved a stock buy back program to repurchase up to 1,000,000 common shares in the open market. ACCEL has purchased 229,185 shares at a cost of $1.7 million under this program. The buy back program was funded from internally generated funds.

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

During 1987, ACCEL adopted the 1987 Incentive Stock Option Plan (the "87 Plan"). The 87 Plan provided for incentive stock options with respect to a maximum of 300,000 (347,287 after giving effect to all subsequent stock dividends) shares of common stock of ACCEL prior to the expiration of the 87 Plan in April 1997. During June of 1991, ACCEL's Board of Directors and shareholders approved the First Restatement of the 1987 Stock Incentive Plan (the "Restated Plan"). The Restated Plan replaced the 87 Plan except as to options granted and outstanding under the 87 Plan. The Restated Plan reserved an additional 450,000 shares for key employees and 50,000 shares for non-employee directors. Options could be granted prior to expiration of the Restated Plan covering shares subject to lapsed or terminated options. No additional shares may be granted under the 87 Plan or the Restated Plan.

During May 1995, two new Key Employees were granted stock options under ACCEL's Restated Plan. Under the terms of their arrangement with ACCEL, both were granted stock options for ACCEL's common stock in lieu of salary for their first year of service. Options for 150,000 shares were granted at an option price per share of $2.125, the fair value of ACCEL's common stock on the date of grant. The options vest immediately and become exercisable one year following the date of grant; however, they would become exercisable immediately upon either a) change of control of ACCEL, or b) involuntary termination. The options would be forfeited if employment with ACCEL was voluntarily terminated prior to May 23, 1996. The options will lapse five years from the effective date of grant.

At the end of their first and second years of service, the status of these two key employees was evaluated by the Compensation Committee and based on the value of their services, began receiving compensation effective June 1, 1996. As part of their compensation both were granted stock options pursuant to the 1996 Stock Incentive Plan (the "96 Plan"). In 1996, options for 165,000 shares were granted at an option price per share of $2.50, the fair value of ACCEL's common stock on the date of grant. In 1997, options for 90,000 shares were granted at an option price per share of $2.75, the fair value of ACCEL's common stock on the date of grant. The terms are identical to the aforementioned options granted in May 1995.

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

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE J--COMMON STOCKS AND COMMON STOCK OPTIONS--(CONTINUED)

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

The following table summarizes activity under the respective plans.

                                       1997                   1996                     1995
                              ----------------------  -----------------------  ----------------------
                                Number    Weighted      Number     Weighted     Number      Weighted
                              of Shares   Avg Price   of Shares    Avg Price   of Shares   Avg Price
                              ----------  ----------  ----------   ----------  ----------  ----------
1996 Plan

Outstanding at
    beginning of year            430,371  $    2.514          --           --          --          --
Outstanding at
    end of year                  558,054  $    2.595     430,371   $    2.514          --          --
Exercisable                      205,821  $    2.509          --           --          --          --
Granted                          207,000  $    2.750     430,371*  $    2.514          --          --
Exercised                         28,021  $    2.554          --           --          --          --
Forfeited                         51,296  $    2.563          --           --          --          --
Expired                               --          --          --           --          --          --

1987 Restated Plan-Employees

Outstanding at
    beginning of year            191,881  $    4.503     500,569   $    4.595     414,294  $    6.571
Outstanding at
    end of year                  122,285  $    3.347     191,881   $    4.503     500,569  $    4.622
Exercisable                      122,285  $    3.328     190,754   $    4.507     419,819  $    4.613
Granted                               --          --          --           --     241,500  $    2.172
Exercised                         12,000  $    2.125     110,000   $    2.125          --          --
Forfeited                             --          --     198,688*  $    6.050     155,225  $    6.101
Expired                           57,596  $    7.451          --           --          --          --

* Includes 161,371 shares that were surrendered under the repricing offer to key employees.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE J--COMMON STOCKS AND COMMON STOCK OPTIONS--(CONTINUED)

                                    1997                        1996                       1995
                          ------------------------    ------------------------    ------------------------
                            Number      Weighted        Number       Weighted       Number       Weighted
                          of Shares     Avg Price     of Shares     Avg Price     of Shares     Avg Price
                          ----------    ----------    ----------    ----------    ----------    ----------
1987 Restated Plan-Non
 Employee Directors

Outstanding at
    beginning of year         49,000    $    5.860        49,000    $    5.860        40,000    $    6.675
Outstanding at
    end of year               36,000    $    6.025        49,000    $    5.860        49,000    $    5.860
Exercisable                   36,000    $    6.025        44,500    $    6.226        36,000    $    6.806
Granted                           --            --            --            --         9,000    $    2.236
Exercised                      4,000    $    2.375            --            --            --            --
Forfeited                      9,000    $    6.347            --            --            --            --
Expired                           --            --            --            --            --            --

1982 Plan

Outstanding at
    beginning of year         18,524    $    6.486        67,401    $    7.686       111,985    $    7.721
Outstanding at
    end of year               15,049    $    6.263        18,524    $    6.486        67,401    $    7.686
Exercisable                   15,049    $    6.263        18,524    $    6.486        67,401    $    7.686
Granted                           --            --            --            --            --            --
Exercised                         --            --            --            --            --            --
Forfeited                         --            --         8,209    $    7.457        18,050    $    8.158
Expired                        3,475    $    7.451        40,668    $    8.278        26,534    $    7.515


The following table summarizes information about stock options outstanding at December 31, 1997:

       Range of          # Outstanding         Weighted Avg         Weighted Avg           # Exercisable         Weighted Avg
    Exercise Prices       at 12/31/97         Remaining Life       Exercise Prices          at 12/31/97         Exercise Prices
    ---------------       -----------         --------------       ---------------         -------------       -----------------
        $2 - $ 4             657,054               8.15                $2.548                 305,821                $2.434
        $4 - $ 6              12,000               5.5                 $5.188                  12,000                $5.188
        $6 - $ 8              50,334               0.25                $6.263                  49,334                $6.263
        $8 - $10              12,000               3.5                 $9.750                  12,000                $9.750

The per share weighted-average fair value of stock options granted during 1997, 1996 and 1995 was $1.42, $1.20 and $.79, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1997 - expected dividend yield 0%, risk-free interest rate of 6.00%, and expected lives of 5 to 10 years (based on the terms of the grant); 1996 - expected dividend yield 0%, risk-free interest rates ranging from 6.85% to 7.09% (based on the date of the grant), and expected lives of 5 to 10 years (based on the terms of the grant); 1995 - expected dividend yield 0%, risk-free interest rate of 7.00%, and expected lives of 5 to 10 years (based on the terms of the grant). The Company used a volatility factor of 25% in determining the fair value of options for pro forma purposes.

The Company applies APB Opinion No. 25 in accounting for these plans and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE J--COMMON STOCKS AND COMMON STOCK OPTIONS--(CONTINUED)

                                                                         1997         1996         1995
                                                                      ---------    ---------    ---------
       Net income (loss) as reported                                  $   1,115    $   2,104    $  (1,460)
       Pro forma net income (loss)                                        1,044        1,980       (1,580)

       Net income (loss) per share as reported - basic                $     .13    $     .36    $    (.33)
       Net income (loss) per share as reported - assuming dilution          .13          .36         (.33)
       Pro forma net income (loss) per share - basic                        .12          .34         (.36)
       Pro forma net income (loss) per share - assuming dilution            .12          .34         (.36)

Pro forma net income reflects only options granted subsequent to 1994. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting periods from one to four years and compensation cost for options granted prior to January 1, 1995 is not considered.


NOTE K--SEGMENT INFORMATION

The Company operates primarily in the property/casualty insurance industry. There are no intersegment sales. The allocations of certain general expenses and investment income within segments are based on a number of assumptions, and the reported operating results would change if different methods were applied. Depreciation and capital expenditures are not considered material.

Information relating to revenue, income (loss) before income taxes, discontinued operations and extraordinary item, and identifiable assets by segment are summarized as follows:

                                                        Year Ended December 31,
                                                     1997         1996         1995
                                                   --------     --------     --------
                                                         (Thousands of dollars)
Revenue:
       Property/Casualty                           $ 35,055     $ 19,380     $ 11,510
       Corporate and Other                              231        2,149          143
                                                   --------     --------     --------
         Total                                     $ 35,286     $ 21,529     $ 11,653
                                                   ========     ========     ========


Income (loss) before income taxes, discontinued
  operations and extraordinary item:
       Property/Casualty                           $  9,901     $  1,774     $ (1,121)
       Corporate and Other                           (1,785)        (404)      (2,480)
                                                   --------     --------     --------
         Total                                     $  8,116     $  1,370     $ (3,601)
                                                   ========     ========     ========
Identifiable assets:
       Property/Casualty                           $ 89,303     $ 54,503     $ 38,977
       Corporate and Other                           14,791          855          366
                                                   --------     --------     --------
         Total                                     $104,094     $ 55,358     $ 39,343
                                                   ========     ========     ========

Effective in 1998, the Company will adopt SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This standard, which will not have an effect on net income, establishes standards for disclosing segment information.

NOTE L--RETIREMENT SAVINGS AND STOCK OWNERSHIP PLAN

The Acceleration Retirement Savings Plan became effective in 1985. During 1989, ACCEL's Board of Directors approved changes to this plan to include an ESOP and concurrently changed the plan name to the "Acceleration Retirement Savings and Stock Ownership Plan" ("Plan"). For the first six months of 1997, 1996 and 1995 the Board authorized contributions to the Plan at a level that would fund a 100% match of the first 6% of each participating employee's tax deferred contributions.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE L--RETIREMENT SAVINGS AND STOCK OWNERSHIP PLAN--(CONTINUED)

Effective July 1, 1997, the Company reorganized the Plan into two separate Plans. One plan, the ACCEL International Corporation 401K Plan ("401K Plan"), authorized contributions at a level that would fund a 75% match of the first 6% of each participating employee's tax deferred contributions. The second plan, the ACCEL International Corporation Stock Ownership Plan ("ESOP Plan"), authorized a 2% funding to the plan for each eligible employee. The Company incurred contribution expense for 1997, 1996 and 1995 of $209,000, $187,000 and $198,000, respectively.

The 401K Plan allows all employees who meet certain eligibility requirements and choose to participate to defer a percentage of their salary and contribute to the 401K Plan on a tax deferred basis. The ESOP Plan meanwhile has a 2% discretionary contribution from the Company once the employee meets eligibility requirements. The Company contributions to the ESOP Plan are used to purchase shares of ACCEL's common stock. As a result of the reorganization of the 401K and ESOP Plans, the Company funded $68,000 as a partial termination in 1997.


NOTE M--COMMITMENTS AND CONTINGENCIES

Due to the nature of its operations, the Company is at all times subject to pending and threatened legal actions that arise in the normal course of its activities. In management's opinion, based on the advice of outside counsel, the accompanying consolidated financial statements would not be materially affected by the ultimate outcome of any legal proceedings or contingent liabilities.

In July 1991, the Company acquired 100% of RGL. Galaxy Insurance Company ("Galaxy"), a wholly owned subsidiary of RGL, wrote commercial property insurance, property and casualty, and assumed treaty reinsurance. Galaxy became statutorily insolvent at June 30, 1994. Due to the insolvency of Galaxy, the Company wrote its investment in RGL to zero and deconsolidated RGL as of April 1, 1994.

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

In May 1996, the Liquidation Bureau, acting on behalf of the New York Property/Casualty Insurance Security Funds (the "Guaranty Fund"), informally advised the Company that on behalf of the Guaranty Fund it intended to seek indemnification or reimbursement from ANIC for claims paid by the Guaranty Fund to Galaxy insureds on policies which may have been covered by the Certificates. The Company has taken the position that the Guaranty Fund has no right to seek indemnification unless Galaxy insureds who hold properly issued Certificates have executed assignments and evidences of subrogation to ANIC. Even if any Galaxy insured properly made such a claim directly to ANIC, the Company has been advised by counsel that if ANIC paid any such claim, it would have the right, under assignment and subrogation agreements with its insureds, to assert all rights that the insureds could have asserted to recover the loss amounts from any other source, including the Guaranty Fund.

By complaint dated February 5, 1998, the Superintendent of Insurance of the State of New York, as Liquidator of Galaxy and Administrator of the Guaranty Fund, sued ANIC in New York State Supreme Court. The complaint alleges, among other things, breach of contract and demands that ANIC specifically perform its alleged obligations under the Certificates. The complaint seeks an amount in excess of $6.5 million in damages.

As reflected above, the suit seeks indemnification or reimbursement for the claims paid or to be paid by the Guaranty Fund to Galaxy insureds on policies which may have been covered by the Certificates. ANIC's position continues to be that the Guaranty Fund has no right to seek indemnification unless the terms and conditions of validly issued Certificates have been strictly complied with. Accordingly, ANIC filed for dismissal of the suit on March 31, 1998. ANIC will continue to vigorously defend itself against any such claims and its alleged liability in the suit. Although the suit is of recent origin and the Company is not in a position to estimate the magnitude of exposure for indemnification or reimbursement, it continues to believe that the ultimate resolution of the matter will not have a material adverse effect on the financial condition or results of operations of the Company.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE M--COMMITMENTS AND CONTINGENCIES--(CONTINUED)

In November 1997, suit was filed against ALIC by four long-term care policyholders seeking to represent a class of North Dakota policyholders alleging breach of contract, fraud and misrepresentation regarding an alleged promise not to raise premiums "too much". Said long-term care insurance business was entirely reinsured to and assumed by Commonwealth Life Insurance Company ("Commonwealth") of Louisville, Kentucky, in 1991. The matter was tendered to Commonwealth to defend on behalf of ALIC pursuant to the applicable provisions of the reinsurance agreement between the parties, and Commonwealth also tendered the matter back to ALIC.

The allegations of fraud and misrepresentation at the time of sale of the long-term care policies are based on alleged statements that premiums "would not be raised too much" even though the policy on its face stated that the "Company reserves the right to increase premiums at anytime." Moreover, premiums were increased subsequent to the reinsurance of the business by ALIC and all increases appear to have been approved by the proper regulatory authority. The Company and Commonwealth are cooperating to vigorously defend the matter. Joint motions to dismiss and to strike the class action allegations were recently filed in the U.S. District Court, District of North Dakota, Southeastern Division. Both motions are currently pending before the Court. The Company believes there is little or no exposure of liability for ALIC and the matter will not have a material adverse effect on the financial condition or results of operations of the Company. In the event the plaintiffs prevail however, the Company believes that it has the right to seek indemnification from Commonwealth.

When the suit was filed, the Company was in the middle of a transaction to sell one hundred percent of ALIC to Lyndon. Due to the recent filing of the suit, Lyndon requested a separate indemnification for the matter. Accordingly, the Company agreed to provide additional indemnification, fully assume and directly pay for all defense costs of the litigation against ALIC, and to directly pay any settlement costs, judgments or other liabilities incurred in connection with the litigation. The indemnification shall expire on its terms when and if there is a final, nonappealable determination that class certification in the matter is denied. The obligation of the Company is insured by a bond of indemnity in the amount of $3,000,000 issued by ANIC.

The Company currently leases office space under two operating leases which expire in 2000 and 2001. These leases are accounted for as operating leases. Minimum rental commitments in effect at December 31, 1997 are as follows:

          Year Payable                         Annual Minimum Rentals
          ------------                         ----------------------
                1998                                $ 239,000
                1999                                  241,000
                2000                                  222,000
                2001                                   95,000
                2002                                       --
                                                    ---------
                Total                               $ 797,000
                                                    =========

The amount of rent charged to continuing operations was $80,000, $68,000 and $16,800 in 1997, 1996 and 1995, respectively. Total future rental payments have not been reduced by $364,000 of sublease rentals to be received in the future under non-cancelable subleases.


NOTE N--RELATED PARTY TRANSACTIONS

During 1995, the Company sold its investment in First International Bancorp, an affiliate of CIHC, to entities associated with CIHC. The sales price was $1,250,000; no gain or loss was realized on the disposition.

As more fully described in Note E, during 1996 the Company retired all of the outstanding Subordinated Notes held by CIHC.


NOTE O--RISK BASED CAPITAL

In 1993, the National Association of Insurance Commissioners ("NAIC") adopted Risk-Based Capital (RBC) formulas for insurance companies. These model acts require every insurer to calculate its total adjusted capital and RBC requirement, and provides for an insurance commissioner to intervene if the insurer experiences financial difficulty. These model acts became law in Ohio, ANIC's state of domicile, in 1996. The formula includes components for asset risk, liability risk, interest rate exposure, and other factors. ANIC exceeds all required RBC levels as of December 31, 1997.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE P--QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)

Quarterly consolidated results of operations for 1997 and 1996 are summarized as follows:

                                                  First     Second      Third     Fourth
                                                 Quarter    Quarter    Quarter    Quarter
                                                 -------    -------    -------    -------
                                               (Thousands of dollars, except per share data)
1997

Premiums written:
  From continuing operations                     $ 7,416    $12,307    $ 9,402    $11,772
  From discontinued operations                     5,983      6,839      7,627      5,834
                                                 -------    -------    -------    -------
As previously reported                            13,399     19,146     17,029     17,606

Premiums earned:
  From continuing operations                       3,814      4,210      4,476      6,217
  From discontinued operations                     6,737      8,397      7,385      6,911
                                                 -------    -------    -------    -------
As previously reported                            10,551     12,607     11,861     13,128

Loss and loss adjustment expense incurred:
  From continuing operations                       2,766      3,401      3,160      6,046
  From discontinued operations                     3,248      2,827      2,958      2,302
                                                 -------    -------    -------    -------
As previously reported                             6,014      6,228      6,118      8,348

Net income                                           225        378        429         83

Net income per common share:
  Basic                                              .03        .04        .05        .01
  Assuming dilution                                  .03        .04        .05        .01

1996

Premiums written:
  From continuing operations                     $ 8,099    $ 8,076    $ 6,538    $ 2,916
  From discontinued operations                     8,598      9,093      8,750      6,342
                                                 -------    -------    -------    -------
As previously reported                            16,697     17,169     15,288      9,258

Premiums earned:
  From continuing operations                       2,161      2,968      3,698      3,639
  From discontinued operations                     7,904      8,530      9,479      7,579
                                                 -------    -------    -------    -------
As previously reported *                          10,065     11,498     13,177     11,218

Loss and loss adjustment expense incurred:
  From continuing operations                       1,686      2,220      3,521      2,718
  From discontinued operations                     3,405      3,374      3,908      3,506
                                                 -------    -------    -------    -------
As previously reported *                           5,091      5,594      7,429      6,224

Net income                                            46         46        160      1,852

Net income per common share:
  Basic                                              .01        .01        .03        .31
  Assuming dilution                                  .01        .01        .03        .31

The net income per common share amounts do not equal amounts previously reported due to the restatement of per share amounts under SFAS No. 128. The 1996 net income per common share amounts, in the aggregate, do not equal the amount on the 1996 consolidated statement of operations due to the Rights Offering (see Note E).

Certain quarterly information has been restated to reflect the sale of ALIC and Dublin, which comprised the Life/Health segment, as discontinued operations.

* The previously reported total amounts for the first, second and third quarters of 1996 have been restated to be consistent with 1996's year-end presentation relating to certain reinsurance treaties of a discontinued subsidiary. The restatement of these quarterly amounts did not change net income or net income per common share as previously reported.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE Q--LITIGATION PROCEEDS

In 1996, ACCEL received a total of $4,291,085 in proceeds from a legal action brought by the Company against a non- affiliated marketing organization. With the approval of the Ohio Department the proceeds from the settlement were shared equally between ACCEL and ANIC. These proceeds have been categorized as "Other income" in the accompanying 1996 consolidated statement of operations.


NOTE R--FOREIGN CURRENCY TRANSLATION AND OPERATING RESULTS

The financial statements of Acceleration Insurance Company, Ltd. ("AICL") were translated into U. S. dollars using the British pound as the functional currency. The balance sheets of AICL were translated into U. S. dollars using exchange rates, as of the date of the consolidated financial statements. The operating results of AICL were translated into U. S. dollars using the average exchange rates in effect during the respective period. The consolidated results of operations included $137,000 of pre-tax loss from AICL for the year ended December 31, 1995. Included in foreign currency translation adjustments were unrealized exchange gains of $85,000 in 1995.

During 1995, the Company redeemed most of its shares of AICL, which resulted in proceeds approximating the Company's original investment in AICL. The transaction was approved by the Department of Trade and Insurance (United Kingdom). On February 7, 1996, the Company received the final proceeds for redemption of its remaining shares, and AICL ceased to exist in December 1997.


NOTE S--EARNINGS PER SHARE

Common stock options were not included in the computation of earnings per share assuming dilution because to do so would have been antidilutive for the periods presented.

NOTE T--SUBSEQUENT EVENT

In early 1998, the Company reached an agreement in principal to purchase a 25% interest in the common stock of USA Insurance Group, Inc., the parent company of TIS, the Company's general agent, for $5 million subject to the signing of a definitive agreement and the completion of due diligence.

                                    PART III


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         Not Applicable.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         In accordance with General Instruction G(3), the information required by this Item 10 is incorporated by reference herein from the material under the headings "Election of Directors" and "Executive Compensation" contained in the Company's definitive proxy statement filed with the Commission relating to the annual meeting of stockholders to be held on June 16, 1998.

         The executive officers, their respective ages and business experience are as follows: Thomas H. Friedberg (58), Chairman of the Board, President and Chief Executive Officer; Douglas J. Coats (64), Executive Vice President; Cynthia A. Moore (36), Senior Vice President, Treasurer and Chief Financial Officer; Nicholas Z. Alexander (62), Senior Vice President, Secretary and General Counsel; William E. Merritt, Jr. (62), Senior Vice President - Claims and Bryce E. Farmer (46), Senior Vice President - Administration.

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

         Ms. Moore joined the Company and on August 28, 1996, she was elected Senior Vice President and Chief Financial Officer. On December 31, 1997 she was elected Treasurer of the Company. Prior thereto she was an Audit Executive with Ernst & Young LLP for more than five years.

         Mr. Alexander was named Senior Vice President, Secretary and General Counsel of the Company in 1992 and prior thereto was Vice President, Secretary and General Counsel of the Company for more than five years.

         Mr. Farmer joined the Company in February 1996 and was elected Senior Vice President Administration on March 12, 1996. Prior thereto he had been Senior Vice President-Corporate Development with Universal Underwriters Group, Overland Park, Kansas between June 1993 and November 1995. Prior thereto, he had been with Ranger Insurance Company, Houston, Texas for more than five years as Senior Vice President- Administration.

         Mr. Merritt was elected Senior Vice President-Claims for the Company on July 11, 1996. For more than five years prior thereto, he had been Senior Vice President-Claims with Houston General Insurance Company, Dallas, Texas.


ITEM 11. EXECUTIVE COMPENSATION

         In accordance with General Instruction G(3), the information required by this Item 11 is incorporated by reference herein from the material under the headings "Executive Compensation" and "Incentive Stock Option Plans" contained in the Company's definitive proxy statement filed with the Commission relating to the Company's annual meeting of stockholders to be held on June 16, 1998.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         In accordance with General Instruction G(3), the information required by this Item 12 is incorporated by reference herein from the material under the headings "Security Ownership and Certain Beneficial Owners" contained in the Company's definitive proxy statement filed with the Commission relating to the Company's annual meeting of stockholders to be held on June 16, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In accordance with General Instruction G(3), the information required by this Item 13 is incorporated by reference herein from the material under the heading "Certain Relationships" contained in the Company's definitive proxy statement filed with the Commission relating to the Company's annual meeting of stockholders to be held on June 16, 1998.


                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

ITEM 14 (a) (l) AND (2)--INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES COVERED BY INDEPENDENT AUDITORS' REPORT

The following consolidated financial statements of ACCEL International Corporation and subsidiaries are included in Item 8:


    Independent Auditors' Report
    Consolidated balance sheets--December 31, 1997 and 1996
    Consolidated statements of operations--Years ended December 31, 1997, 1996 and 1995
    Consolidated statements of common stockholders' equity--Years ended
         December 31, 1997, 1996 and 1995
    Consolidated statements of cash flows--Years ended December 31, 1997, 1996 and 1995
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


ITEM 14 (c)--EXHIBITS

Exhibit
Number   Description
------   ----------------------------------------------------------------------

(3)     Articles of Incorporation and By-Laws.

        3.1 Restated Certificate of Incorporation of the Registrant.
        (Incorporated by reference to Exhibit (3)1(g) of Registrant's Report on Form 10-K for the year ended December 31, 1989.)

        3.2 By-laws of Registrant. (Incorporated by reference to Exhibit B of the Registrant's definitive Proxy Statement as filed with the Commission on June 9, 1978.)

        3.3 Amendment to Article III, Section 3.02 of the Registrant's By-Laws as passed by the Board of Directors of the Registrant on December 1, 1978. (Incorporated by reference to Exhibit (9)(b) of the Registrant's
        Report on Form 10-Q for the quarter ended March 31, 1979.)

        3.4 Amendment to Article II, Section 2.04 of the Registrant's By-Laws as passed by the Board of Directors of the Registrant on October 23, 1981.
        (Filed with the Registrant's Amendment #1 to the Registration Statement on Form S-7 as Exhibit (4)3(c) and incorporated herein by reference.)

        3.5 Amendment to Article II, Section 2.02 of the Registrant's By-Laws as approved by the Board of Directors of the Registrant on June 18, 1985.
        (Incorporated by reference to Exhibit (3) 2(d) to Registrant's Report on
        Form 10-K for the year ended December 31, 1985.)

        3.6 Amendment to Article II, Section 2.02 of the Registrant's By-Laws as approved by the Board of Directors of the Registrant on March 29, 1988.
        (Incorporated by reference to Exhibit (3)2(e) of Registrants Report on Form 10-K for the year ended December 31, 1989.)

        3.7 Amendment to Article VIII and the redesignation and alteration of the former Article VIII as Article IX. (Incorporated by reference to Exhibit (3)2(f) of Registrant's Report on Form 10-K for the year ended
        December 31, 1989.)

(10)    Material Contracts.

        Previously filed Material Contracts which are either terminated or deemed to be in the ordinary course of business to the Registrant are no longer identified.

        10.1 Verification of coverage of current Directors and Officers
        Liability Policy for ACCEL International Corporation as issued by
        Reliance Insurance Company, indicating coverage for the period from June
        1, 1997 to November 27, 1998.

        10.2 The Company's 1982 Incentive Stock Option Plan. (Incorporated by reference to Exhibit A to the Company's definitive Proxy Statement for the 1982 annual meeting of stockholders of the Company.)

        10.3 The Company's 1987 Incentive Stock Option Plan. (Incorporated by reference to Exhibit (10) 7. to the Registrant's Report on Form 10-K for the year ended December 31, 1987.)

Exhibit
Number   Description
------   ---------------------------------------------------------------------
(10)
Cont.   10.4 The Company's first restatement of the 1987 Stock Incentive Plan.
        (Incorporated by reference to Exhibit A to the Company's definitive
        Proxy Statement for the 1990 annual meeting of stockholders of the
        Company.)

        10.5 The Company's 1996 Stock Incentive Plan. (Incorporated by reference to Exhibit A to the Company's definitive Proxy Statement for the 1996 annual meeting of stockholders of the Company.)

        10.6 Termination Agreement with Consumers Life Insurance effective July
        31, 1996. (Incorporated by reference to Form 10-K for year ended
        December 31, 1996.)

        10.7 Amendment to Termination Agreement with Consumers Life Insurance
        Company effective October 9, 1996. (Incorporated by reference to Form
        10-K for year ended December 31, 1996.)

        10.8. Stock Acquisition Agreement dated October 20, 1997 by and among
        ACCEL International Corporation, Lyndon Life Insurance Company and
        Lyndon Insurance Group, Inc. (Incorporated by reference to the Proxy
        Statement filed in connection with the Special Shareholders' meeting held December 30, 1997.)

        10.9. Asset Purchase Agreement dated October 20, 1997 by and among ACCEL
        International Corporation, Acceleration National Insurance Company, and
        Lyndon Life Insurance Company. (Incorporated by reference to the Proxy
        Statement filed in connection with the Special Shareholders' meeting held December 30, 1997.)

        10.10. Amendment No. 1 to Stock Acquisition Agreement dated January 2,
        1998 by and among ACCEL International Corporation, Acceleration National
        Insurance Company, Lyndon Life Insurance Company and Lyndon Insurance
        Group, Inc. (Incorporated by reference to the Form 8- K dated December
        31, 1997.)

(21)    Subsidiaries of the Registrant

        21.1 See Organizational Chart - all such Companies are incorporated herein by reference and are presently doing business under their respective INCORPORATED NAMES.

(23)    23.1   Consent of Independent Auditors'

(24)    24.1   Powers of Attorney

(27) 27.1 Financial Data Schedule incorporated herein by reference to the EDGAR filing of the Registrant for the year ended December 31, 1997.

ITEM 14 (d)--SCHEDULES

                     SCHEDULE I - SUMMARY OF INVESTMENTS -

                   OTHER THAN INVESTMENTS IN RELATED PARTIES

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1997



           Column A                                         Column B       Column C     Column D
-------------------------------------------------------------------------------------------------
                                                                                      Amount at
                                                                                      which shown
                                                                                      in the
                                                                             Fair     Balance
         Type of Investment                                  Cost*          Value     Sheet
-------------------------------------------------------------------------------------------------
                                                                      (Thousands of dollars)
Available for sale securities:
  Fixed maturities:
    United States government and govern-
      ment agencies and authorities                        $    5,414    $    5,499    $    5,499
    States, municipalities and
      political subdivisions                                      180           189           189
    Mortgage and asset-backed securities                       14,973        15,069        15,069
    All other corporate bonds                                   1,047         1,032         1,032
                                                           ----------    ----------    ----------
  Total                                                        21,614        21,789        21,789

  Equity securities
    Common stocks:
    Industrial & miscellaneous                                  4,879         4,879         4,879

    Short-term investments                                      7,253         7,253         7,253
                                                           ----------    ----------    ----------
    Total investments                                      $   33,746    $   33,921    $   33,921
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

          SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 BALANCE SHEETS

                ACCEL INTERNATIONAL CORPORATION (PARENT COMPANY)

                                                                           December 31,
                                                                        1997           1996
                                                                     ----------     ----------
                                                                       (Thousands of dollars)
ASSETS

  Investments                                                        $        1     $        1
  Cash                                                                       73             28
  Notes and receivables from
    consolidated subsidiaries*                                                1              3
  Deferred federal income tax                                                --            209
  Investments in subsidiaries**                                          27,986         17,809
  Net assets of discontinued operations***                                   --         33,353
  Receivable from sale of discontinued and
     disposed of operations                                              14,687             --
  Other                                                                     254            110
                                                                     ----------     ----------
                                                                     $   43,002     $   51,513
                                                                     ==========     ==========

LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

  Accounts payable and other liabilities                             $      795     $    1,126
  Notes and accounts payable to subsidiaries*                             3,759          1,414
  Payable related to discontinued operations                                220          1,987
  Current federal income tax                                              4,640            345
  Notes Payable                                                              --         15,000
                                                                     ----------     ----------
                                                                          9,413         19,872
                                                                     ----------     ----------


  Common stockholders' equity:
    Common stock                                                            944            940
    Additional paid-in capital                                           32,610         32,507
    Retained earnings (including undistributed
      earnings of subsidiaries and affiliates:
      1997--$(8,700,000); 1996--$(9,274,927);                             6,518          5,403
       discontinued operations 1996--$20,463,927.)
    Treasury shares at cost                                              (6,599)        (6,599)
    ESOP loan                                                                --            (32)
    Net unrealized appreciation (depreciation) on investments               116            (66)
    Net unrealized depreciation on investments
    related to discontinued operations                                       --           (512)
                                                                     ----------     ----------
                                                                         33,589         31,641
                                                                     ----------     ----------
                                                                     $   43,002     $   51,513
                                                                     ==========     ==========


*    Eliminated in consolidation

** Eliminated in consolidation except for portion related to goodwill and ESOP loan.

*** Represents net assets and liabilities of certain subsidiaries which comprise discontinued operations.

     The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of ACCEL International Corporation and subsidiaries.





See accompanying independent auditors' report.

          SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENTS OF OPERATIONS

                ACCEL INTERNATIONAL CORPORATION (PARENT COMPANY)

                                                          Year Ended December 31,
                                                       1997         1996         1995
                                                     --------     --------     --------
                                                            (Thousands of dollars)
INCOME
  Net investment income:
    Dividends from subsidiaries                      $  5,011     $     --     $    803
    Interest                                               --            3            1
    Realized gains                                        226           --           --
  Other income                                              8        2,146          143
                                                     --------     --------     --------
                                                        5,245        2,149          947
EXPENSES
  General and administrative                              488          374          315
  Interest                                              1,532        2,178        2,307
                                                     --------     --------     --------
                                                        2,020        2,552        2,622
                                                     --------     --------     --------

  INCOME (LOSS) BEFORE INCOME
    TAXES AND OTHER ITEMS                               3,225         (403)      (1,675)

Federal income taxes (benefit)                            286           43         (248)
Other item--equity in undistributed net income
  (loss) of consolidated subsidiaries                   8,673        1,525       (2,668)
Other item--undistributed net income (loss)
  of former subsidiaries                              (10,497)         894        2,635
                                                     --------     --------     --------

  INCOME (LOSS) BEFORE
    EXTRAORDINARY ITEM                                  1,115        1,973       (1,460)

Extraordinary item-gain on extinguishment of debt          --          131           --
                                                     --------     --------     --------

  NET INCOME (LOSS)                                  $  1,115     $  2,104     $ (1,460)
                                                     ========     ========     ========



     The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of ACCEL International Corporation and subsidiaries.





See accompanying independent auditors' report.

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             STATEMENT OF CASH FLOWS
                ACCEL INTERNATIONAL CORPORATION (PARENT COMPANY)

                                                                                            Year Ended December 31,
                                                                                       1997         1996         1995
                                                                                      --------     --------     --------
                                                                                             (Thousands of dollars)
OPERATING ACTIVITIES:
     Income (loss) from continuing operations                                         $  7,015     $  1,327     $ (2,964)
     Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
             Change in notes and receivables due from subsidiaries                          (2)         388          830
             Change in notes and accounts payable due to subsidiaries
                and former subsidiaries                                                    578         (233)         652
             Change in other assets, other liabilities and accrued income taxes           (266)         741         (191)
             Interest paid in kind                                                          --          403          569
             Equity in (gains) losses of subsidiaries                                   (8,673)      (1,525)       2,668
             Provision for amortization of goodwill                                         65          106          107
                                                                                      --------     --------     --------
     Net cash (used in) provided by continuing operations                               (1,283)       1,207        1,671
     Net cash (used in) provided by discontinued operations                              1,221         (248)      (1,131)
                                                                                      --------     --------     --------
     Net cash (used in) provided by operating activities before extraordinary item         (62)         959          540
             Extraordinary gain                                                             --          131           --
                                                                                      --------     --------     --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                        (62)       1,090          540
                                                                                      --------     --------     --------

INVESTING ACTIVITIES:
     Additional investment in subsidiary                                                    --         (496)      (4,000)
     Sale, maturity or repayment of investments                                             --           --           49
                                                                                      --------     --------     --------
NET CASH USED IN INVESTING ACTIVITIES                                                       --         (496)      (3,951)
                                                                                      --------     --------     --------
FINANCING ACTIVITIES:
     Repayment of notes payable                                                             --         (600)     (13,000)
     Issuance of notes payable                                                              --           --       16,500
     Repayment of notes to subsidiary                                                       --       (3,927)      (1,000)
     Issuance of Common Stock under Stock Option Plan                                      107          234           --
     Issuance of Common Stock under Rights Offering                                         --        3,284           --
     Write down of ESOP loan                                                                --           --         (364)
     Other, net                                                                             --           --           32
     Stock redemption of subsidiary                                                         --           --        1,483
                                                                                      --------     --------     --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                        107       (1,009)       3,651
                                                                                      --------     --------     --------
     NET INCREASE (DECREASE) IN CASH                                                        45         (415)         240
Cash at beginning of year                                                                   28          443          203
                                                                                      --------     --------     --------
CASH AT END OF YEAR                                                                   $     73     $     28     $    443
                                                                                      ========     ========     ========

Supplemental schedule of non-cash financing activities:
     Cancellation of Subordinated Notes as consideration
     for the purchase of Common Stock--Note E                                               --     $  5,703           --
                                                                                      ========     ========     ========

     Transfer of note payable to ALIC--Note E                                         $ 15,000     $  1,500           --
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

               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

---------------------------------------------------------------------
Column A            Column B      Column C      Column D   Column E
---------------------------------------------------------------------
                                      December 31,
                   --------------------------------------------------
                                                           Other
                   Deferred                                policy
                   policy        Reserve for               claim and
                   acquisition   future policy Unearned    benefits
                   costs         benefits      Premiums    payable
                   ----------    ----------    ----------  ----------
                                  (Thousands of dollars)
1997
Property/Casualty       3,112            --        29,986      22,028
Other                      --            --            --          --
                   ----------    ----------    ----------  ----------
      TOTAL        $    3,112    $       --    $   29,986  $   22,028
                   ==========    ==========    ==========  ==========

1996
Property/Casualty       1,418            --        20,929      11,016
Other                      --             7            --          --
                   ----------    ----------    ----------  ----------
      TOTAL        $    1,418    $        7    $   20,929  $   11,016
                   ==========    ==========    ==========  ==========

1995
Property/Casualty         482            --        14,255       7,688
Other                      --            --            --          --
                   ----------    ----------    ----------  ----------
      TOTAL        $      482    $       --    $   14,255  $    7,688
                   ==========    ==========    ==========  ==========

-------------------------------------------------------------------------------------------
Column A            Column F   Column G    Column H     Column I    Column J     Column K
-------------------------------------------------------------------------------------------
                                                     Year ended December 31,
                   ------------------------------------------------------------------------
                                           Benefits,   Amortization
                                           claims,     of deferred
                               Net invest- losses and  policy       Other
                   Premium     ment        settlement  acquisition  operating    Premiums
                   revenue     income (1)  expenses    costs (2)    expenses(1)  written
                   ----------  ----------  ----------  ----------   ----------   ----------
                                           (Thousands of dollars)
1997
Property/Casualty      18,717       2,764      15,373      (1,733)      11,617       40,897
Other                      --         226          --          --        1,913           --
                   ----------  ----------  ----------  ----------   ----------   ----------
      TOTAL        $   18,717  $    2,990  $   15,373  $   (1,733)  $   13,530   $   40,897
                   ==========  ==========  ==========  ==========   ==========   ==========

1996
Property/Casualty      12,466       2,121      10,145        (938)       8,609       25,629
Other                      --           3          --          --        2,343           --
                   ----------  ----------  ----------  ----------   ----------   ----------
      TOTAL        $   12,466  $    2,124  $   10,145  $     (938)  $   10,952   $   25,629
                   ==========  ==========  ==========  ==========   ==========   ==========

1995
Property/Casualty       7,459       1,631       6,878       1,044        5,269       12,371
Other                      --         140          --          --        2,063           --
                   ----------  ----------  ----------  ----------   ----------   ----------
      TOTAL        $    7,459  $    1,771  $    6,878  $    1,044   $    7,332   $   12,371
                   ==========  ==========  ==========  ==========   ==========   ==========




(1) For years 1996 and 1995 allocations for investment income and other operating expenses are based on a number of assumptions and results would change if different methods were applied. For all years net investment income includes realized gains and losses.

(2) Represents the net (increase) decrease in deferred policy acquisition costs.

See accompanying independent auditors' report.

                            SCHEDULE IV - REINSURANCE
                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES


Column A                          Column B         Column C         Column D        Column E              Column F
--------------------------------------------------------------------------------------------------------------------
                                                                                                       Percentage of
                                                    Ceded to         Assumed                              amount
                                    Gross            other          from other                          assumed to
                                    amount         companies        companies      Net amount              net
--------------------------------------------------------------------------------------------------------------------
                                                               (Thousands of dollars)
Year Ended December 31, 1997:

Premiums

     Property and casualty       $     38,848     $   (17,118)    $      2,049    $     23,779             8.6%
                                 ============     ===========     ============    ============        ========
Year Ended December 31, 1996:

Premiums

     Property and casualty       $     25,629     $    (9,416)              --    $     16,213             0.0%
                                 ============     ===========     ============    ============        ========
Year Ended December 31, 1995:

Premiums

     Property and casualty       $     12,371     $    (5,435)              --    $      6,936             0.0%
                                 ============     ===========     ============    ============        ========




See accompanying independent auditors' report.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ACCEL INTERNATIONAL CORPORATION



By:              /S/ Cindy A. Moore
   ---------------------------------------------------
                  Cynthia A. Moore
      Senior Vice President, Chief Financial Officer
                    and Treasurer



Date:             April 13, 1998
     --------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


               Signature                       Title              Date
---------------------------------------        ------         -------------
     /S/ Robert Betagole*                      Director       March 17, 1998
---------------------------------------                       --------------
     Robert Betagole


     /S/ David T. Chase*                       Director       March 11, 1998
---------------------------------------                       --------------
     David T. Chase


     /S/ Douglas J. Coats*                     Director       March 5, 1998
---------------------------------------                       --------------
      Douglas J. Coats


  /S/ Raymond H. Deck*                         Director       March 12, 1998
---------------------------------------                       --------------
      Raymond H. Deck


    /S/Richard Desich*                         Director       March 12, 1998
---------------------------------------                       --------------
    Richard Desich


   /S/ Thomas H. Friedberg*                    Director       March 9, 1998
---------------------------------------                       --------------
     Thomas H. Friedberg

           Signature                            Title              Date
---------------------------------------        -------        --------------
   /S/ Kermit G. Hicks*                        Director       March 12, 1998
---------------------------------------                       --------------
      Kermit G. Hicks


   /S/ Stephen M. Qua*                         Director       March 6, 1998
---------------------------------------                       --------------
      Stephen M. Qua


   /S/ John P. Redding*                        Director       March 12, 1998
---------------------------------------                       --------------
     John P. Redding


*By:   /S/ Nicholas Z. Alexander                              April 10, 1998
    -----------------------------------                       --------------
       Nicholas Z. Alexander
         Attorney-in-Fact

                               INDEX TO EXHIBITS





Exhibit
Number   Description
------   ---------------------------------------------------------------------
(3)     Articles of Incorporation and By-Laws.

        3.1 Restated Certificate of Incorporation of the Registrant.
        (Incorporated by reference to Exhibit (3)1(g) of Registrant's Report on Form 10-K for the year ended December 31, 1989.)

        3.2 By-laws of Registrant. (Incorporated by reference to Exhibit B of the Registrant's definitive Proxy Statement as filed with the Commission on June 9, 1978.)

        3.3 Amendment to Article III, Section 3.02 of the Registrant's By-Laws as passed by the Board of Directors of the Registrant on December 1, 1978. (Incorporated by reference to Exhibit (9)(b) of the Registrant's
        Report on Form 10-Q for the quarter ended March 31, 1979.)

        3.4 Amendment to Article II, Section 2.04 of the Registrant's By-Laws as passed by the Board of Directors of the Registrant on October 23, 1981.
        (Filed with the Registrant's Amendment #1 to the Registration Statement on Form S-7 as Exhibit (4)3(c) and incorporated herein by reference.)

        3.5 Amendment to Article II, Section 2.02 of the Registrant's By-Laws as approved by the Board of Directors of the Registrant on June 18, 1985.
        (Incorporated by reference to Exhibit (3) 2(d) to Registrant's Report on
        Form 10-K for the year ended December 31, 1985.)

        3.6 Amendment to Article II, Section 2.02 of the Registrant's By-Laws as approved by the Board of Directors of the Registrant on March 29, 1988.
        (Incorporated by reference to Exhibit (3)2(e) of Registrants Report on Form 10-K for the year ended December 31, 1989.)

        3.7 Amendment to Article VIII and the redesignation and alteration of the former Article VIII as Article IX. (Incorporated by reference to Exhibit (3)2(f) of Registrant's Report on Form 10-K for the year ended
        December 31, 1989.)

(10)    Material Contracts.

        Previously filed Material Contracts which are either terminated or deemed to be in the ordinary course of business to the Registrant are no longer identified.

        10.1 Verification of coverage of current Directors and Officers
        Liability Policy for ACCEL International Corporation as issued by
        Reliance Insurance Company, indicating coverage for the period from June
        1, 1997 to November 27, 1998.

        10.2 The Company's 1982 Incentive Stock Option Plan. (Incorporated by reference to Exhibit A to the Company's definitive Proxy Statement for the 1982 annual meeting of stockholders of the Company.)

        10.3 The Company's 1987 Incentive Stock Option Plan. (Incorporated by reference to Exhibit (10) 7. to the Registrant's Report on Form 10-K for the year ended December 31, 1987.)

Exhibit
Number   Description
------   ---------------------------------------------------------------------
(10)
Cont.   10.4 The Company's first restatement of the 1987 Stock Incentive Plan.
        (Incorporated by reference to Exhibit A to the Company's definitive
        Proxy Statement for the 1990 annual meeting of stockholders of the
        Company.)

        10.5 The Company's 1996 Stock Incentive Plan. (Incorporated by reference to Exhibit A to the Company's definitive Proxy Statement for the 1996 annual meeting of stockholders of the Company.)

        10.6 Termination Agreement with Consumers Life Insurance effective July
        31, 1996. (Incorporated by reference to Form 10-K for year ended
        December 31, 1996.)

        10.7 Amendment to Termination Agreement with Consumers Life Insurance
        Company effective October 9, 1996. (Incorporated by reference to Form
        10-K for year ended December 31, 1996.)

        10.8. Stock Acquisition Agreement dated October 20, 1997 by and among
        ACCEL International Corporation, Lyndon Life Insurance Company and
        Lyndon Insurance Group, Inc. (Incorporated by reference to the Proxy
        Statement filed in connection with the Special Shareholders' meeting held December 30, 1997.)

        10.9. Asset Purchase Agreement dated October 20, 1997 by and among ACCEL
        International Corporation, Acceleration National Insurance Company, and
        Lyndon Life Insurance Company. (Incorporated by reference to the Proxy
        Statement filed in connection with the Special Shareholders' meeting held December 30, 1997.)

        10.10. Amendment No. 1 to Stock Acquisition Agreement dated January 2,
        1998 by and among ACCEL International Corporation, Acceleration National
        Insurance Company, Lyndon Life Insurance Company and Lyndon Insurance
        Group, Inc. (Incorporated by reference to the Form 8- K dated December
        31, 1997.)

(21)    Subsidiaries of the Registrant

        21.1 See Organizational Chart - all such Companies are incorporated herein by reference and are presently doing business under their respective INCORPORATED NAMES.

(23)    23.1   Consent of Independent Auditors'

(24)    24.1   Powers of Attorney

(27) 27.1 Financial Data Schedule incorporated herein by reference to the EDGAR filing of the Registrant for the year ended December 31, 1997.