Form 10-Q
period 1998-03-31
ACCEL INTERNATIONAL CORP
filed 1998-05-15
CIK 1985

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                      FOR THE QUARTER ENDED MARCH 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

FOR THE TRANSITION PERIOD FROM                 TO
                               ---------------    ---------------
COMMISSION FILE NUMBER 0-8162
                       ------

                         ACCEL INTERNATIONAL CORPORATION
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                               31-0788334
-------------------------------                              ------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

12603 S.W. FRWY, STE. 315, STAFFORD, TEXAS                         77477
------------------------------------------                       ---------
(Address of principal executive offices)                         (Zip Code)

                                  281-565-8010
                        ------------------------------
                        (Registrant's Telephone Number)

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

As of April 30, 1998, there were 8,557,659 shares of Common Stock, $.10 par value per share outstanding.

                                                     COMMISSION FILE NO. 0-8162
                                                                        -------



                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 1998

                                      INDEX

PART I -- FINANCIAL INFORMATION

                                                                                     Page
                                                                                     ----
          Item 1.  Financial Statements

                   Unaudited Consolidated Balance Sheets
                       (March 31, 1998 and December 31, 1997)                        3 -  4

                   Unaudited Consolidated Statements of Operations (Three months
                       ended March 31, 1998 and 1997)                                     5

                   Unaudited Consolidated Statements of Common Stockholders'
                       Equity (Three months ended March 31, 1998 and year
                       ended December 31, 1997)                                           6

                   Unaudited Consolidated Statements of Cash Flows (Three months
                       ended March 31, 1998 and 1997)                                     7

                   Notes to Unaudited Consolidated Financial Statements              8 - 13

          Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                          14 - 16


 PART II -- OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K                                      17
          Signature                                                                      17

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                      UNAUDITED CONSOLIDATED BALANCE SHEETS


                                                              March 31,        December 31,
                                                                 1998             1997
                                                             ------------     ------------
                                                                 (Thousands of dollars)
 ASSETS

 Investments:
      Investments available for sale, at fair value:
         Fixed maturities (cost: 1998--$27,239,000;
             1997--$21,614,000)                              $     27,415     $     21,789
         Equity securities (cost:  1997--$4,879,000)                   --            4,879
         Short-term investments
             (cost:  1998--$9,694,000; 1997--$7,253,000)            9,694            7,253
      Other invested assets                                         5,000               --
                                                             ------------     ------------
                                                                   42,109           33,921

 Cash                                                               3,654            1,589

 Receivables:
      Premiums in process of transmittal, less
         allowance (1998--$204,000; 1997--$130,000)                10,697           11,633
      Amounts due from reinsurers                                  19,058           16,739
      Amounts due from former subsidiaries                            106            1,201
                                                             ------------     ------------
                                                                   29,861           29,573

 Accrued investment income                                            329              252
 Prepaid reinsurance premiums                                       8,043            9,567
 Deferred policy acquisition costs                                  3,346            3,112
 Equipment--at cost, less accumulated
      depreciation (1998--$329,000;  1997--$273,000)                  564              409
 Leasehold improvements, less accumulated amortization
      (1998--$5,000; 1997--$3,000)                                     33               35
 Receivable from sale of discontinued and disposed
      of operations                                                   556           24,987
 Other assets:
      Reinsurance recoverable                                         731               --
      Other                                                           410              649
                                                             ------------     ------------
                                                                   14,012           39,011
                                                             ------------     ------------
 Total assets                                                $     89,636     $    104,094
                                                             ============     ============



                                       3
                                                                    (Continued)

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                                             March 31,       December 31,
                                                               1998               1997
                                                           ------------      ------------
                                                                (Thousands of dollars)
 LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
 Policy Reserves and Liabilities:
    Unearned premium reserves                              $     15,318      $     29,986
    Insurance claims                                             24,862            22,028
                                                           ------------      ------------
                                                                 40,180            52,014
 Other Liabilities:
    Funds held under reinsurance agreements                       2,052             2,076
    Deferred reinsurance commissions                              1,825             1,635
    Amounts due reinsurers                                        3,922             4,563
    Payable for other invested assets acquired                    5,000                --
    Commissions payable                                              --             2,842
    Accounts payable and other liabilities                        3,686             3,097
    Current federal income taxes                                    128             4,278
                                                           ------------      ------------
                                                                 16,613            18,491
                                                           ------------      ------------
                                                                 56,793            70,505
                                                           ------------      ------------

 Commitments and Contingencies -- Note E

 Redeemable Preferred Stock:
    Authorized shares--1,000,000;
        no issued or outstanding shares                              --                --

 Common stockholders' equity:
    Common stock, $.10 par value
        Authorized shares (1998--15,000,000;
              1997--15,000,000)
        Issued shares (1998--9,449,083;
              1997--9,445,183)                                      945               944
    Additional paid-in capital                                   32,618            32,610
    Retained earnings                                             6,069             6,518
    Less treasury shares at cost (1998--891,424;                 (6,905)           (6,599)
        1997--797,420)
    Accumulated other comprehensive income                          116               116
                                                           ------------      ------------
                       Net common stockholders' equity           32,843            33,589
                                                           ------------      ------------

    Total liabilities and common stockholders' equity      $     89,636      $    104,094
                                                           ============      ============

See notes to unaudited consolidated financial statements.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   Three Months Ended March 31,
                                                                      1998              1997
                                                                  ------------      ------------
                                                         (Thousands of dollars, except per share data)
 REVENUE:
      Gross premiums written                                      $     13,791      $      7,416
      Less reinsurance ceded                                             8,185             2,403
                                                                  ------------      ------------
         Net premiums written                                            5,606             5,013
      Increase in unearned premium reserves                               (723)           (1,198)
                                                                  ------------      ------------
         Premiums earned                                                 4,883             3,815
      Net investment income:
         Interest and dividends                                            664               403
         Realized gains (losses)                                           (53)               64
      Service fees on extended service
         contracts                                                          --               545
      Other income                                                         125                45
                                                                  ------------      ------------
                                                                         5,619             4,872
                                                                  ------------      ------------
 BENEFITS AND EXPENSES:
      Loss and loss adjustment expenses                                  3,869             2,697
      Commissions and selling expenses                                   2,211             1,515
      Reinsurance expense recovery                                      (1,528)             (417)
      General and administrative                                         1,290               990
      Taxes, licenses and fees                                             519               247
      Interest                                                              --               356
      Increase in deferred policy
         acquisition costs                                                (234)             (265)
                                                                  ------------      ------------
                                                                         6,127             5,123
                                                                  ------------      ------------
 INCOME (LOSS) BEFORE FEDERAL INCOME
      TAXES AND DISCONTINUED OPERATIONS                                   (508)             (251)

      Federal income taxes:
         Current expense                                                    --                --
         Deferred expense                                                   --                93
                                                                  ------------      ------------
                                                                            --                93
                                                                  ------------      ------------

 INCOME (LOSS) FROM CONTINUING OPERATIONS                                 (508)             (344)

 Discontinued operations:
        Income from operations of discontinued business
            segment (net of income tax of  ($83,000) in 1997)               --               569

                                                                  ------------      ------------

 NET INCOME (LOSS)                                                $       (508)     $        225
                                                                  ============      ============

 Earnings per common share--basic/assuming dilution:
      Loss from continuing operations                             $      (0.06)     $      (0.04)
      Income from discontinued operations                                   --               .07

                                                                  ------------      ------------
      Net income (loss)                                           $      (0.06)     $       0.03
                                                                  ============      ============

 Weighted average number of common
      shares outstanding                                             8,607,908         8,603,742
                                                                  ============      ============


See notes to unaudited consolidated financial statements.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES
        UNAUDITED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

                             (Thousands of dollars)

                                                     Additional                  Common                 Accumulated other
                                         Common       paid-in     Retained    stock held in               comprehensive
                                          stock       capital     earnings      treasury      ESOP loan      income         Net
                                        --------     --------     --------      ---------     ---------     ---------     --------
 Balances at December 31, 1996               940       32,507        5,403        (6,599)          (32)         (578)       31,641
 Comprehensive income:
    Net income                                --           --        1,115            --            --            --         1,115
    Other comprehensive
        income (loss), net:
    Change in net unrealized
        appreciation on
        investment securities                 --           --           --            --            --           694           694
                                        --------     --------     --------      --------      --------      --------      --------
    Other comprehensive
        income                                --           --           --            --            --           694           694
                                        --------     --------     --------      --------      --------      --------      --------
    Comprehensive income                      --           --        1,115            --            --           694         1,809
    Payments on ESOP loan                     --           --           --            --            32            --            32
    Issuance of 44,021 shares of
        Common Stock under
        Common Stock Option Plan               4          103           --            --            --            --           107
                                        --------     --------     --------      --------      --------      --------      --------
 Balances at December 31, 1997               944       32,610        6,518        (6,599)           --           116        33,589
 Comprehensive income (loss):
    Net loss                                  --           --         (508)           --            --            --          (508)
    Other comprehensive
        income (loss), net:
    Change in valuation allowance
        for unrealized appreciation
        on investment securities              --           --           59            --            --            --            59
                                        --------     --------     --------      --------      --------      --------      --------
    Other comprehensive
        income                                --           --           59            --            --            --            59
                                        --------     --------     --------      --------      --------      --------      --------
    Comprehensive income (loss)               --           --         (449)           --            --            --          (449)
    Purchase of 94,004 shares as
        treasury stock                        --           --           --          (306)           --            --          (306)
    Issuance of 3,900 shares of
        Common Stock under
        Common Stock Option Plan               1            8           --            --            --            --             9
                                        --------     --------     --------      --------      --------      --------      --------
    Balances at March 31, 1998               945       32,618        6,069        (6,905)           --           116        32,843
                                        ========     ========     ========      ========      ========      ========      ========


See notes to unaudited consolidated financial statements.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Three Months Ended March 31,
                                                                                1998            1997
                                                                            -----------      -----------
                                                                               (Thousands of dollars)
 OPERATING ACTIVITIES:
      Income (loss) from continuing operations                              $      (508)     $      (344)
      Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities:
             Change in premiums receivable                                          936           (1,207)
             Change in accrued investment income                                    (77)              67
             Change in prepaid reinsurance premiums                               1,524             (472)
             Change in premium deposits held                                        (24)              23
             Change in unearned premium reserves                                (14,668)           1,670
             Change in insurance claim reserves                                   2,834             (182)
             Change in amounts due to and from reinsurers                        (3,691)             (48)
             Change in other assets, other liabilities
                 and accrued income taxes                                          (289)          (1,025)
             Accrual of discount on bonds                                            (7)             (50)
             Amortization of premium on bonds                                        17               26
             Amortization of deferred policy acquisition  costs                   5,957            2,476
             Policy acquisition costs deferred                                   (6,191)          (2,741)
             Reinsurance commissions earned                                      (4,412)          (1,465)
             Reinsurance commissions received                                     4,602            1,619
             Provision for depreciation and amortization                             56               25
             Net realized gains (losses) on investments                             (53)              64
                                                                            -----------      -----------
      Net cash used in continuing operations                                    (13,994)          (1,564)
      Net cash provided by discontinued operations                               39,756            2,007
                                                                            -----------      -----------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                                       25,762              443
                                                                            -----------      -----------

 INVESTING ACTIVITIES:
      Sale of investments available for sale                                      5,641            2,260
      Purchase of investments available for sale                                (13,832)          (2,861)
      Other, net                                                                   (209)             (95)
                                                                            -----------      -----------
 NET CASH USED IN INVESTING ACTIVITIES                                           (8,400)            (696)
                                                                            -----------      -----------

 FINANCING ACTIVITIES:
      Payment of ESOP loan                                                           --               32
      Repayment of notes payable                                                (15,000)              --
      Issuance of common stock under stock option plan                                9               --
      Repurchase of treasury shares                                                (306)              --
                                                                            -----------      -----------
 NET CASH PROVIDED BY FINANCING ACTIVITIES                                      (15,297)              32
                                                                            -----------      -----------
 NET INCREASE (DECREASE) IN CASH                                                  2,065             (221)
 Cash at beginning of year                                                        1,589              415
                                                                            -----------      -----------
 CASH AT END OF YEAR                                                        $     3,654      $       194
                                                                            ===========      ===========


See notes to unaudited consolidated financial statements.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1998


NOTE A--SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: The accompanying unaudited consolidated financial statements of ACCEL International Corporation ("ACCEL") and subsidiaries (collectively referred to herein as the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X which, as to the insurance company subsidiary, differ in some respects from statutory accounting practices prescribed or permitted by state insurance departments. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for all periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

PRINCIPLES OF CONSOLIDATION: The accompanying unaudited consolidated financial statements include the accounts of ACCEL and its wholly-owned subsidiaries. As discussed more fully in Note B, Acceleration Life Insurance Company ("ALIC") and Dublin International Limited ("Dublin") are presented as discontinued operations. All significant intercompany accounts and transactions have been eliminated in the unaudited consolidated financial statements. The Company's investment in an affiliate owned more than 20 percent, but not in excess of 50 percent, is reported using the equity method.

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

The most significant estimates include those used in determining deferred policy acquisition costs and the liability for insurance claims. Although some variability is inherent in these estimates, management believes the amounts provided are adequate. The estimates are continually reviewed and adjusted as necessary. Such adjustments are generally reflected in current operations.

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

Effective March 31, 1998, the Company purchased a 25% interest in the common stock of USA Insurance Group, Inc., the parent company of Transportation Insurance Specialists, the Company's general agent, for $5 million. This investment is included in other invested assets and is accounted for using the equity method.

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

PREMIUM INCOME RECOGNITION AND UNEARNED PREMIUM RESERVES: Unearned premium reserves on property and casualty products are calculated on the pro rata method. Unearned premium reserves on the extended service contracts were based on the historical emergence pattern of claims. The Company's primary liability on new car contracts existed subsequent to the expiration of manufacturers' warranties. This method resulted in premium being recognized in direct proportion to the emergence of benefits on these contracts.

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

STOCK OPTION PLANS: Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE A--SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

EARNINGS PER COMMON SHARE: Net income and net loss per common share are computed using the weighted average number of common shares outstanding during the period. Effective December 31, 1997, the Company adopted SFAS No. 128, Earnings per Share. This standard, which did not have an effect on net income, establishes standards for computing and presenting earnings per share. Earnings per share for 1997 have been restated to comply with SFAS No. 128.

RECLASSIFICATIONS: Certain amounts in the 1997 unaudited consolidated financial statements have been reclassified to conform with the 1998 presentation.

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

The agreements provided that within 125 days after the closing, the sales price for the Target Corporations would be decreased or increased by the amount, if any, by which the Target Corporations' combined GAAP stockholder's equity as of December 31, 1997 was less than or greater than, respectively, $31.6 million. As of December 31, 1997, the combined GAAP stockholder's equity of the Target Corporations was $32.1 million which resulted in a net sales price of approximately $41 million.

The "Receivable from sale of discontinued and disposed of operations" ("receivable from sale") of approximately $.5 million as of March 31, 1998 represents the difference between the net sales price of $41 million and the initial sales price of $40.5 million. The receivable from sale of approximately $25 million as of December 31, 1997 represents the net sales proceeds of $41 million less the note payable and accrued interest of $16 million transferred to ALIC by an unaffiliated company on December 31, 1997. The Company has filed a legal action seeking declaratory judgment relief relating to a disagreement with Lyndon concerning the exact amount of the net sales price. Accordingly, the receivable from sale may be more or less than $.5 million. The Company believes the resolution of the matter will not have a material adverse effect on the financial condition or results of operations of the Company.

In conjunction with the sale, on January 1, 1998, ANIC ceded via a quota share reinsurance agreement 100% of its liability related to the vehicle extended service contract business to Lyndon Property. Upon consummation of the aforementioned sale, the Company ceased to be engaged in the auto aftermarket credit insurance and extended service contract businesses. The consolidated financial statements of the Company have been reclassified to reflect the disposition of ALIC and Dublin which comprised the Life/Health business segment. Accordingly, the assets, liabilities, revenues, benefits and expenses, and cash flows of ALIC and Dublin have been excluded from the respective captions in the unaudited consolidated balance sheets, unaudited consolidated statements of operations, and unaudited consolidated statements of cash flows for 1997. The net operating results of these entities have been reported, net of applicable income taxes, as "Income from discontinued operations", the assets and liabilities of these entities have been reported as "Assets of discontinued operations" and "Liabilities of discontinued operations", and the net cash flows of these entities have been reported as "Net cash (used in) provided by discontinued operations." The vehicle extended service contract business sold to Lyndon Property and ANSC were components of the Company's property and casualty segment, and therefore are included in continuing operations for 1997.

NOTE C--REINSURANCE

The Company has entered into reinsurance contracts associated with its property and casualty lines which transfer a percentage of risk to the related reinsurer. The Company also has agreements which transfer risks after a predetermined loss amount has been reached. Unearned premium reserves associated with these agreements at March 31, 1998 and December 31, 1997 are $24.7 million and $9.6 million, respectively, and the liability for insurance claims is $17.3 million and $14.3 million at March 31, 1998 and December 31, 1997, respectively. As a result of the sale of the extended service contract business, related assets and liabilities of the extended service contract business in force as of December 31, 1997 were transferred to Lyndon Property effective January 1, 1998. The following data summarizes certain aspects of the Company's reinsurance activity for 1998 and 1997.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE C--REINSURANCE--(CONTINUED)

Premiums written and earned in 1998 and 1997 are summarized as follows:

                               Three Months Ended March 31,
                              1998                      1997
                              ----                      ----
                      Written       Earned       Written       Earned
                     --------      --------      -------      -------
                                  (Thousands of dollars)
 Direct              $ 12,696      $ 10,892      $ 7,416      $ 5,746
 Assumed                1,095           926           --           --
 Ceded                 (8,185)       (6,935)      (2,403)      (1,931)
                     --------      --------      -------      -------
 Net                 $  5,606      $  4,883      $ 5,013      $ 3,815
                     ========      ========      =======      =======

Loss and loss adjustment expenses incurred in 1998 and 1997 are summarized as follows:

                                  Three Months Ended March 31,
                                      1998              1997
                                  -----------      -----------
                                    (Thousands of dollars)
 Direct                           $     8,472      $     3,632
 Assumed                                  571               --
 Ceded                                 (5,174)            (935)
                                  -----------      -----------
 Net loss and loss adjustment
   expenses                       $     3,869      $     2,697
                                  ===========      ===========

NOTE D--SEGMENT INFORMATION

The Company operates primarily in the property/casualty insurance industry within the United States. There are no intersegment sales. The allocations of certain general expenses and investment income within segments are based on a number of assumptions, and the reported operating results would change if different methods were applied. Depreciation and capital expenditures are not considered material.

Information relating to revenue, income (loss) before income taxes and discontinued operations, and identifiable assets by segment are summarized as follows:

                                                         Three Months Ended March 31,
                                                            1998              1997
                                                         ------------      ------------
                                                            (Thousands of dollars)
  Revenue:
          Property/Casualty                             $      5,391      $      4,864
          Corporate and Other                                    228                 8
                                                        ------------      ------------
            Total                                       $      5,619      $      4,872
                                                        ============      ============


 Income (loss) before income taxes and discontinued
  operations:
         Property/Casualty                              $       (505)     $        238
         Corporate and Other                                      (3)             (489)
                                                        ------------      ------------
           Total                                        $       (508)     $       (251)
                                                        ============      ============

                                                          March 31,      December 31,
                                                            1998              1997
                                                        ------------      ------------
                                                             (Thousands of dollars)
 Identifiable assets:
         Property/Casualty                              $     78,553      $     89,303
         Corporate and Other                                  11,083            14,791
                                                        ------------      ------------
           Total                                        $     89,636      $    104,094
                                                        ============      ============


Effective January 1, 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This standard, which does not have an effect on net income, establishes standards for disclosing segment information.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

In July 1991, the Company acquired 100% of Randjill Group, Ltd ("RGL"). Galaxy Insurance Company ("Galaxy"), a wholly owned subsidiary of RGL, wrote commercial property insurance, property and casualty, and assumed treaty reinsurance. Galaxy became statutorily insolvent at June 30, 1994. Due to the insolvency of Galaxy, the Company wrote its investment in RGL to zero and deconsolidated RGL as of April 1, 1994.

On October 7, 1994, the Liquidation Bureau of the New York Department of Insurance ("Liquidation Bureau") took control of Galaxy pursuant to an order of liquidation of the New York Supreme Court. Prior to the liquidation of Galaxy, ANIC had issued certain certificates of suretyship ("Certificates") with respect to certain Galaxy insurance policies each of which provided that ANIC would assume the responsibilities of Galaxy under the specified policy if Galaxy became insolvent or financially unable to meet its obligations on the underlying policy, but only if certain conditions were met. In particular, the Certificates provided that ANIC's assumption of liability was contingent upon the insured's executing and delivering all agreements, assignments or evidences of subrogation satisfactory to ANIC respecting payments made or liabilities assumed.

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

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE E--COMMITMENTS AND CONTINGENCIES--(CONTINUED)

When the suit was filed, the Company had initiated a transaction to sell one hundred percent of ALIC to Lyndon. Due to the recent filing of the suit, Lyndon requested a separate indemnification for the matter. Accordingly, the Company agreed to provide additional indemnification, fully assume and directly pay for all defense costs of the litigation against ALIC, and to directly pay any settlement costs, judgments or other liabilities incurred in connection with the litigation. The indemnification shall expire on its terms when and if there is a final, nonappealable determination that class certification in the matter is denied. The obligation of the Company is insured by a bond of indemnity in the amount of $3,000,000 issued by ANIC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

      Operating Results for the Three Months Ended March 31, 1998 and 1997

OPERATING RESULTS

On October 20, 1997, ACCEL entered into agreements to sell to Lyndon Insurance Group, Inc. and Lyndon Life Insurance Company (collectively, "Lyndon") the outstanding capital stock of Acceleration Life Insurance Company ("ALIC"), Acceleration National Service Company ("ANSC") and Dublin International Limited ("Dublin") (collectively, the "Target Corporations") for $30.2 million in cash and to sell to Lyndon Property Insurance Company ("Lyndon Property") assets related to the vehicle extended service contract business of ACCEL's wholly owned subsidiary, Acceleration National Insurance Company ("ANIC"), for $10.3 million in cash. The sale was effective December 31, 1997.

The agreements provided that within 125 days after the closing, the sales price for the Target Corporations would be decreased or increased by the amount, if any, by which the Target Corporations' combined GAAP stockholder's equity as of December 31, 1997 was less than or greater than, respectively, $31.6 million. As of December 31, 1997, the combined GAAP stockholder's equity of the Target Corporations was $32.1 million which resulted in a net sales price of approximately $41 million.

The "Receivable from sale of discontinued and disposed of operations" ("receivable from sale") of approximately $.5 million as of March 31, 1998 represents the difference between the net sales price of $41 million and the initial sales price of $40.5 million. The receivable from sale of approximately $25 million as of December 31, 1997 represents the net sales proceeds of $41 million less the note payable and accrued interest of $16 million transferred to ALIC by an unaffiliated company on December 31, 1997. The Company has filed a legal action seeking declaratory judgment relief relating to a disagreement with Lyndon concerning the exact amount of the net sales price. Accordingly, the receivable from sale may be more or less than $.5 million. The Company believes the resolution of the matter will not have a material adverse effect on the financial condition or results of operations of the Company.

In conjunction with the sale, on January 1, 1998, ANIC ceded via a quota share reinsurance agreement 100% of its liability related to the vehicle extended service contract business to Lyndon Property. Upon consummation of the aforementioned sale, the Company ceased to be engaged in the auto aftermarket credit insurance and extended service contract businesses. The consolidated financial statements of the Company have been reclassified to reflect the disposition of ALIC and Dublin that comprised the Life/Health business segment. Accordingly, the assets, liabilities, revenues, benefits and expenses, and cash flows of ALIC and Dublin have been excluded from the respective captions in the unaudited consolidated balance sheets, unaudited consolidated statements of operations, and unaudited consolidated statements of cash flows for 1997. The net operating results of these entities have been reported, net of applicable income taxes, as "Income from discontinued operations", the assets and liabilities of these entities have been reported as "Assets of discontinued operations" and "Liabilities of discontinued operations", and the net cash flows of these entities have been reported as "Net cash (used in) provided by discontinued operations" for 1997. The vehicle extended service contract business sold to Lyndon Property and ANSC were components of the Company's property and casualty segment, and therefore are included in continuing operations for 1997.

The loss before federal income taxes and discontinued operations for the three months ended March 31, 1998 was $508,000 compared to a loss of $251,000 for the same period in 1997. The Company's primary product line, commercial auto, produced a positive underwriting margin in the first quarter of 1998 of approximately $300,000 while net investment income contributed $600,000. These contributions were primarily offset by general and administrative expenses of $1.3 million and taxes, licenses and fees other than premium taxes of $100,000. The Company's commercial auto program continued its growth, producing $10.9 million of annualized premium in the first quarter of 1998 compared to $5 million in the first quarter of 1997.

Net premiums earned increased $1.1 million with $4.9 million in the first quarter of 1998 compared to $3.8 million for the comparable period in 1997. The 28% increase is attributable to increased premiums in the commercial auto business. The net loss and loss adjustment expense ratios were 79.2% for the first quarter of 1998 as compared to 70.7% for the same period in 1997. This increase is attributable to higher than expected losses from the Company's large trucking accounts. These policies have since been non-renewed or canceled; however, some development may persist in the future.

Commissions and selling expenses as a percent of gross premiums were 16% for the first three months of 1998 compared to 17.6% for the same period in 1997 due largely to commercial auto becoming the predominant product line for the Company. The commercial auto line of business has lower acquisition costs than the Company's extended service contract business which was fully ceded to Lyndon effective January 1, 1998.

A positive impact on 1997 earnings was the level of service fees on the extended service contracts which amounted to $.5 million. These service fees are non-recurring in 1998 due to the sale of the extended service contract business to Lyndon.

Reinsurance expense recoveries increased $1.1 million or 266% in 1998 due to the increase in the commercial auto business written and reinsurance agreements in place on this business.

The Company's general and administrative expenses increased by $300,000 or 30% in the first three months of 1998 compared to the same period in 1997. This increase is largely due to increased salaries which were previously allocated to the subsidiaries sold effective December 31, 1997.

REVENUE

Gross premium writings for the first quarter of 1998 were $13.8 million compared to $7.4 million for 1997. Premiums written increased by $6.4 million for the new property and casualty programs and decreased $.3 million for the vehicle extended service contract program (which is fully ceded to Lyndon Property in 1998).

Net premium earned was $4.9 million and $3.8 million for the first quarter of 1998 and 1997, respectively. The increase in 1998 compared to 1997 is primarily due to increased premium writings in the commercial auto business.

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

The Company's "available for sale" fixed maturity securities at March 31, 1998 and 1997 include collateralized mortgage obligation securities and asset-backed collateralized securities. The mortgage and asset-backed securities are subject to risks associated with variable prepayments. As such, those securities may have a different actual maturity and yield than planned at the time of purchase. The degree to which a security is susceptible to either gains or losses is influenced by the difference between its amortized cost and par value, relative sensitivity of the underlying mortgages to prepayment risk in a changing interest rate environment and relative priority of the securities in the overall securitization.

The Company limits the extent of its risks on fixed maturity securities by generally avoiding securities whose cost significantly exceeds par, by purchasing securities which are backed by stable collateral, and by concentrating on securities that have either a planned amortization or sequential pay classes. The collateralized mortgage obligations and asset backed securities owned have primarily short to intermediate average lives. At March 31, 1998, the Company did not have a significant amount of higher risk mortgage or asset backed securities which had a significant risk of loss or principal. There are negligible default risks on the mortgage and asset backed security portfolios as a whole as the vast majority of the assets are either guaranteed by U. S. government-sponsored entities or are supported in the securitization structure by junior securities enabling the assets to achieve high investment grade status. The Company's collateralized mortgage obligations and asset backed securities are predominantly sequential pay with little or no exposure to interest only obligations ("IOs") or inverse IOs.

Ohio domiciled insurance companies are subject to Ohio law which regulates the ability of insurance companies to pay dividends. The regulation limits the annual dividend or distribution of an insurer to the greater of (1) net income of the previous year or (2) 10% of unassigned surplus as of the end of the previous year. In addition, all dividends must come from earned surplus to qualify as a non-extraordinary dividend. Amounts greater than this would be considered extraordinary dividends and could not be paid without permission of the Ohio Department of Insurance ("Ohio Department"). Based on this regulation, ANIC could pay a dividend of approximately $8.8 million without Ohio Department approval to ACCEL in 1998.

The Company used a portion of the proceeds from the sale upon closing in January 1998 of the Auto Aftermarket Group to retire the outstanding balance of $15 million of senior notes held by ALIC, who had received them from an unaffiliated company, along with accrued interest of approximately $1.1 million, to make a capital contribution of $3.5 million to ANIC, to provide for taxes on the sale of approximately $4.3 million, to transfer $8.8 million in cash to Lyndon in connection with the ceding of the existing vehicle extended service business on January 1, 1998 and will utilize the remainder for general corporate purposes.

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

Due to the nature of its operations, the Company is at all times subject to pending and threatened legal actions that arise in the normal course of its activities. For information regarding legal proceedings involving the Company including developments relating to the insolvency of Galaxy Insurance Company (a subsidiary of the Company) and a suit against ALIC by four long-term care policyholders, see "Note E" in the Notes to Unaudited Consolidated Financial Statements. In management's opinion, based on the advice of and information obtained from outside counsel, the ultimate resolution of the pending legal matters will not have a material adverse effect on the financial condition or results of operations of the Company.

Effective March 31, 1998, the Company purchased a 25% interest in the common stock of USA Insurance Group, Inc., the parent company of Transportation Insurance Specialists, the Company's general agent, for $5 million. This investment is included in other invested assets and is accounted for using the equity method.

In June 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, effective for years beginning after December 15, 1997. This SFAS establishes standards for reporting and display of comprehensive income and its components. The adoption of SFAS No. 130 does not affect results of operations or financial position, but affects their presentation and disclosure. The Company adopted SFAS No. 130 as of January 1, 1998.

The Company adopted the reporting requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, in the first quarter of 1998. Adoption of this SFAS had no effect on net income of the Company. SFAS No. 132, Employer's Disclosures about Pensions and Other Postretirement Benefits is effective for fiscal years beginning after December 15, 1997. This SFAS will not affect the Company's financial statement presentation or related disclosures as the Company does not offer pension or other postretirement benefits to employees or former employees.

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

The National Association of Insurance Commissioners ("NAIC") has completed and adopted a project to codify statutory accounting principles with a provision for commissioner discretion in the determination of appropriate statutory accounting for insurers. Although the NAIC has indicated that January 1, 1999 is the expected date of implementation, the implementation is ultimately dependent upon an insurer's state of domicile. Implementation of the codified statutory accounting principles may affect the surplus level of ANIC on a statutory basis. Management is unable at this time to determine what impact, if any, this project will have on the statutory surplus of ANIC.

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

PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

   (b) The Company filed one report on Form 8-K during the first quarter ended March 31, 1998.

        Item Reported: Item 2 - Acquisition or disposition of assets Financial Statements: Pro Forma Financial Information included in the
            Company's Proxy Statement dated December 18, 1997 relating to the Special Meeting of Stockholders held on December 30, 1997 is incorporated by reference.
        Date Filed: January 15, 1998

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     ACCEL INTERNATIONAL CORPORATION


DATED:   April 14, 1998       BY: /s/ Cindy Moore
         --------------           -------------------------------------
                                  Cynthia A. Moore
                                  Senior Vice President, Chief Financial Officer
                                  and Treasurer*

*Ms. Moore has been duly authorized to execute the report on behalf of the Registrant.

                               INDEX TO EXHIBITS

EXHIBIT NUMBER             DESCRIPTION
--------------             -----------
      27             Financial Data Schedule