Form 10-Q
period 1998-06-30
ACCEL INTERNATIONAL CORP
filed 1998-08-14
CIK 1985

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                      FOR THE QUARTER ENDED JUNE 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

FOR THE TRANSITION PERIOD FROM ________________ TO _________________

COMMISSION FILE NUMBER 0-8162

                        ACCEL INTERNATIONAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                       31-0788334
     -------------------------------                       -------------------
     (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                       Identification No.)

12603 S.W. FRWY, STE. 315, STAFFORD, TEXAS                         77477
------------------------------------------                      ----------
 (Address of principal executive offices)                       (Zip Code)

                                  281-565-8010
                        -------------------------------
                        (Registrant's Telephone Number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                              Title of each class
                          ----------------------------
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

As of July 31, 1998, there were 8,571,259 shares of Common Stock, $.10 par value per share outstanding.

                                                     COMMISSION FILE NO. 0-8162


                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                 JUNE 30, 1998

                                     INDEX



PART I -- FINANCIAL INFORMATION

     Item 1. Financial Statements                                           Page
                                                                          -------
             Unaudited Consolidated Balance Sheets
               (June 30, 1998 and December 31, 1997)                        3 - 4

             Unaudited Consolidated Statements of Operations (Six months
               ended June 30, 1998 and 1997)                                    5

             Unaudited Consolidated Statements of Common Stockholders'
               Equity (Six months ended June 30, 1998 and year
               ended December 31, 1997)                                         6

             Unaudited Consolidated Statements of Cash Flows (Six months
               ended June 30, 1998 and 1997)                                    7

             Notes to Unaudited Consolidated Financial Statements          8 - 13

     Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        14 - 16


PART II -- OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K                                  17
     Signature                                                                 17

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                     UNAUDITED CONSOLIDATED BALANCE SHEETS


                                                         June 30,    December 31,
                                                           1998          1997
                                                         --------    ------------
                                                         (Thousands of dollars)
ASSETS

Investments
     Investments available for sale, at fair value:
        Fixed maturities (cost: 1998--$28,849,000;
           1997--$21,614,000)                            $ 29,068      $ 21,789
        Equity securities (cost: 1997--$4,879,000)             --         4,879
        Short-term investments
           (cost: 1998--$4,676,000; 1997--$7,253,000)       4,806         7,253
     Other invested assets                                  5,000            --
                                                         --------      --------
                                                           38,874        33,921

Cash (overdraft)                                             (189)        1,589

Receivables:
     Premiums in process of transmittal, less
        allowance (1998--$144,000; 1997--$130,000)          7,454        11,633
     Amounts due from reinsurers                           22,793        16,739
     Amounts due from former subsidiaries                      --         1,201
                                                         --------      --------
                                                           30,247        29,573

Accrued investment income                                     257           252
Prepaid reinsurance premiums                               11,226         9,567
Deferred policy acquisition costs                           3,012         3,112
Equipment--at cost, less accumulated
     depreciation (1998--$394,000; 1997--$273,000)            550           409
Leasehold improvements, less accumulated amortization
     (1998--$8,000; 1997--$3,000)                              30            35
Receivable from sale of discontinued and disposed
     of operations                                            556        24,987
Other assets:
     Reinsurance recoverable                                2,129            --
     Other                                                  1,355           649
                                                         --------      --------
                                                           19,115        39,011
                                                         --------      --------

Total assets                                             $ 88,047      $104,094
                                                         ========      ========


                                                                     (Continued)

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                                        June 30,    December 31,
                                                          1998          1997
                                                        --------    ------------
                                                        (Thousands of dollars)
LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

Policy Reserves and Liabilities:
   Unearned premium reserves                            $  17,571     $  29,986
   Insurance claims                                        27,592        22,028
                                                        ---------     ---------
                                                           45,163        52,014
Other Liabilities:
   Funds held under reinsurance agreements                  1,958         2,076
   Deferred reinsurance commissions                         1,670         1,635
   Amounts due reinsurers                                   3,173         4,563
   Commissions payable                                         --         2,842
   Accounts payable and other liabilities                   3,249         3,097
   Payable to former subsidiaries                             749            --
   Current federal income taxes                                 1         4,278
                                                        ---------     ---------
                                                           10,800        18,491
                                                        ---------     ---------
                                                           55,963        70,505
                                                        ---------     ---------

Commitments and Contingencies

Redeemable Preferred Stock:
   Authorized shares--1,000,000;
       no issued or outstanding shares                         --            --

Common stockholders' equity:
   Common stock, $.10 par value
       Authorized shares (1998--15,000,000;
        1997--15,000,000)
       Issued shares (1998--9,458,583;
        1997--9,445,183)                                      946           944
   Additional paid-in capital                              32,637        32,610
   Retained earnings                                        5,243         6,518
   Less treasury shares at cost (1998--891,424;
    1997--797,420)                                         (6,905)       (6,599)
   Accumulated other comprehensive income                     163           116
                                                        ---------     ---------
                 Net common stockholders' equity           32,084        33,589
                                                        ---------     ---------

   Total liabilities and common stockholders' equity     $  88,047     $ 104,094
                                                        =========     =========


See notes to unaudited consolidated financial statements

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         Three Months Ended June 30,        Six Months Ended June 30,
                                                        ----------------------------      ----------------------------
                                                           1998             1997             1998             1997
                                                        -----------      -----------      -----------      -----------
                                                                (Thousands of dollars, except per share data)
REVENUE:
   Gross premiums written                               $    11,141      $    12,307      $    24,932      $    19,723
   Less reinsurance ceded                                     6,658            5,520           14,843            7,923
                                                        -----------      -----------      -----------      -----------
       Net premiums written                                   4,483            6,787           10,089           11,800
   Decrease (increase) in unearned premium reserves             930           (2,578)             207           (3,776)
                                                        -----------      -----------      -----------      -----------
       Premiums earned                                        5,413            4,209           10,296            8,024
   Net investment income:
       Interest and dividends                                   601              420            1,265              823
       Realized gains (losses)                                   --                3              (53)              67
   Service fees on extended service
       contracts                                                 --              972               --            1,517
   Other income                                                  87               91              212              136
                                                        -----------      -----------      -----------      -----------
                                                              6,101            5,695           11,720           10,567
                                                        -----------      -----------      -----------      -----------

BENEFITS AND EXPENSES:
   Loss and loss adjustment expenses                          4,368            3,527            8,237            6,224
   Commissions and selling expenses                           1,716            2,972            3,927            4,487
   Reinsurance expense recovery                              (1,225)            (708)          (2,753)          (1,125)
   General and administrative                                 1,304              461            2,594            1,451
   Taxes, licenses and fees                                     455              489              974              736
   Interest                                                      --              357               --              713
   Decrease (increase) in deferred policy
       acquisition costs                                        334           (1,187)             100           (1,452)
                                                        -----------      -----------      -----------      -----------
                                                              6,952            5,911           13,079           11,034
                                                        -----------      -----------      -----------      -----------

INCOME (LOSS) BEFORE FEDERAL INCOME
   TAXES AND DISCONTINUED OPERATIONS                           (851)            (216)          (1,359)            (467)

   Federal income taxes:
       Current expense                                           --               --               --               --
       Deferred expense                                          --              171               --              264
                                                        -----------      -----------      -----------      -----------
                                                                 --              171               --              264
                                                        -----------      -----------      -----------      -----------

INCOME (LOSS) FROM CONTINUING
   OPERATIONS                                                  (851)            (387)          (1,359)            (731)
Discontinued operations:
    Income from operations of discontinued
       business segment                                          --              765               --            1,334
                                                        -----------      -----------      -----------      -----------

NET INCOME (LOSS)                                       $      (851)     $       378      $    (1,359)     $       603
                                                        ===========      ===========      ===========      ===========

Earnings per common share--basic/assuming dilution:
   Loss from continuing operations                      $     (0.10)     $     (0.04)     $     (0.16)     $     (0.08)
   Income from discontinued operations                           --              .09               --              .15
                                                        -----------      -----------      -----------      -----------

   Net income (loss)                                    $     (0.10)     $      0.05      $     (0.16)     $      0.07
                                                        ===========      ===========      ===========      ===========

Weighted average number of common
   shares outstanding                                     8,559,369        8,603,742        8,583,648        8,603,742
                                                        ===========      ===========      ===========      ===========


See notes to unaudited consolidated financial statements.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

        UNAUDITED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

                                                         (Thousands of dollars)
                                                  Additional               Common stock             Accumulated other
                                       Common      paid-in     Retained      held in                  comprehensive
                                        stock      capital     earnings      treasury     ESOP loan      income           Net
                                       -------    ----------   --------    ------------   --------- -----------------   ------
Balances at December 31, 1996              940      32,507       5,403       (6,599)         (32)        (578)          31,641
Comprehensive income:
    Net income                              --          --       1,115           --           --           --            1,115
    Other comprehensive
       income (loss), net:
    Change in net unrealized
       appreciation on
       investment securities                --          --          --           --           --          694              694
                                       -------     -------     -------      -------      -------      -------          -------
    Other comprehensive
       income                               --          --          --           --           --          694              694
                                       -------     -------     -------      -------      -------      -------          -------
    Comprehensive income                                         1,115                                    694            1,809
    Payments on ESOP loan                   --          --          --           --           32           --               32
    Issuance of 44,021 shares of
       Common Stock under
       Common Stock Option Plan              4         103          --           --           --           --              107
                                       -------     -------     -------      -------      -------      -------          -------
Balances at December 31, 1997              944      32,610       6,518       (6,599)          --          116           33,589
Comprehensive income (loss):
    Net loss                                --          --      (1,359)          --           --           --           (1,359)
    Other comprehensive
       income (loss), net:
    Change in valuation allowance
       for unrealized appreciation
       on investment securities             --          --          84           --           --           47              131
                                       -------     -------     -------      -------      -------      -------          -------
    Other comprehensive
       income                               --          --          84           --           --           47              131
                                       -------     -------     -------      -------      -------      -------          -------
    Comprehensive income (loss)             --          --      (1,275)          --           --           47           (1,228)
    Purchase of 94,004 shares as
       treasury stock                       --          --          --         (306)          --           --             (306)
    Issuance of 13,400 shares of
       Common Stock under
       Common Stock Option Plan              2          27          --           --           --           --               29
                                       -------     -------     -------      -------      -------      -------          -------
Balances at June 30, 1998                  946      32,637       5,243       (6,905)          --          163           32,084
                                       =======     =======     =======      =======      =======      =======          =======


See notes to unaudited consolidated financial statements

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          Six Months Ended June 30,
                                                                             1998          1997
                                                                          ----------    ----------
                                                                           (Thousands of dollars)
OPERATING ACTIVITIES:
     Income (loss) from continuing operations                              $ (1,359)     $   (731)
     Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities:
            Change in premiums receivable                                     4,179        (6,011)
            Change in accrued investment income                                  (5)            1
            Change in prepaid reinsurance premiums                           (1,659)       (3,664)
            Change in premium deposits held                                    (118)          116
            Change in unearned premium reserves                             (12,415)        7,439
            Change in insurance claim reserves                                5,564           601
            Change in amounts due to and from reinsurers                     (9,573)        2,180
            Change in other assets, other liabilities
               and accrued income taxes                                      (5,723)       (2,183)
            Accrual of discount on bonds                                        (28)          (27)
            Amortization of premium on bonds                                     38            22
            Change in deferred policy acquisition costs                         100        (1,452)
            Change in deferred reinsurance commissions                           35           792
            Provision for depreciation and amortization                         125            62
            Net realized gains (losses) on investments                          (53)           67
                                                                           --------      --------
     Net cash (used in) provided by continuing operations                   (20,892)       (2,788)
     Net cash (used in) provided by discontinued operations                  39,469         2,497
                                                                           --------      --------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                          18,577          (291)
                                                                           --------      --------

INVESTING ACTIVITIES:
     Sale of investments available for sale                                   9,080         7,211
     Purchase of investments available for sale                             (13,897)       (6,785)
     Other, net                                                                (261)         (270)
                                                                           --------      --------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                          (5,078)          156
                                                                           --------      --------

FINANCING ACTIVITIES:
     Payment of ESOP loan                                                        --            32
     Repayment of notes payable                                             (15,000)           --
     Issuance of Common Stock under Stock Option Plan                            29            --
     Repurchase of treasury shares                                             (306)           --
                                                                           --------      --------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                         (15,277)           32
                                                                           --------      --------
NET INCREASE (DECREASE) IN CASH                                              (1,778)         (103)
Cash at beginning of year                                                     1,589           415
                                                                           --------      --------
CASH AT END OF YEAR                                                        $   (189)     $    312
                                                                           ========      ========

See notes to unaudited consolidated financial statements

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1998


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

PRINCIPLES OF CONSOLIDATION: The accompanying unaudited consolidated financial statements include the accounts of ACCEL and its wholly-owned subsidiaries. As discussed more fully in Note B, Acceleration Life Insurance Company ("ALIC") and Dublin International Limited ("Dublin") are presented as discontinued operations. All significant intercompany accounts and transactions have been eliminated in the unaudited consolidated financial statements

DESCRIPTION OF BUSINESS: ACCEL is an insurance holding company incorporated in Delaware. The Company is engaged in the underwriting and sale of property and casualty insurance products, concentrating on commercial lines of business. The Company offers various policies covering long-haul trucking, charter bus, limousine and paratransit vehicle fleets, as well as other specialized products tailored to other groups such as crane operators and gun dealers. The Company offers these products through general agents. The Company is subject to competition from other insurers throughout the states in which it writes business. The Company is also subject to regulation by the insurance departments of states in which it is licensed, and undergoes periodic examinations by those departments.

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

Effective April 1, 1998, the Company purchased a 25% interest in the common stock of USA Insurance Group, Inc., the parent company of Transportation Insurance Service, the Company's general agent, for $5 million. This investment is included in other invested assets.

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

LEASEHOLD IMPROVEMENTS: Leasehold improvements are carried at cost less accumulated amortization. Amortization is provided using the straight-line method over the term of the five-year lease.

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

INSURANCE CLAIMS: The liabilities for insurance claims are determined using statistical analyses and represent estimates of the ultimate net cost of all reported and unreported claims that are unpaid at period end. Considerable variability is inherent in such estimates and actual results will likely differ from those estimates.

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

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE A--SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

EARNINGS PER COMMON SHARE: Net income and net loss per common share are computed using the weighted average number of common shares outstanding during the period. Effective December 31, 1997, the Company adopted SFAS No. 128, Earnings per Share. This standard, which did not have an effect on net income, establishes standards for computing and presenting earnings per share. Earnings per share for all periods presented have been restated to comply with SFAS No. 128.

RECLASSIFICATIONS: Certain amounts in the 1997 unaudited consolidated financial statements have been reclassified to conform with the 1998 presentation.


NOTE B -- SALE OF AUTO AFTERMARKET GROUP

On October 20, 1997, ACCEL entered into agreements to sell to Lyndon Insurance Group, Inc. and Lyndon Life Insurance Company (collectively, "Lyndon") the outstanding capital stock of Acceleration Life Insurance Company ("ALIC"), Acceleration National Service Company ("ANSC") and Dublin (collectively, the "Target Corporations") for $30.2 million in cash and to sell to Lyndon Property Insurance Company ("Lyndon Property") assets related to the vehicle extended service contract business of ACCEL's wholly owned subsidiary, Acceleration National Insurance Company ("ANIC"), for $10.3 million in cash. The sale was effective December 31, 1997.

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

The "Receivable from sale of discontinued and disposed of operations" ("Receivable from sale") of approximately $.5 million as of June 30, 1998 represents the difference between the net sales price of $41 million and the initial sales price of $40.5 million. The receivable from sale of approximately $25 million as of December 31, 1997 represents the net sales proceeds of $41 million less the note payable and accrued interest of $16 million transferred to ALIC by an unaffiliated company on December 31, 1997. The Company has filed a legal action seeking declaratory judgement relief relating to disagreement with Lyndon concerning the exact amount of the net sales price. Accordingly, the receivable from sale may be more or less than $.5 million. The Company believes the resolution of the matter will not have a material adverse effect on the financial condition or results of operations of the Company.

In conjunction with the sale, on January 1, 1998, ANIC ceded via a quota share reinsurance agreement 100% of its liability related to the vehicle extended service contract business to Lyndon Property. Upon consummation of the aforementioned sale, the Company ceased to be engaged in the auto aftermarket credit insurance and extended service contract businesses. The consolidated financial statements of the Company have been reclassified to reflect the disposition of ALIC and Dublin which comprised the Life/Health business segment. Accordingly, the revenues, benefits and expenses, and cash flows of ALIC and Dublin have been excluded from the respective captions in the unaudited consolidated statements of operations and unaudited consolidated statements of cash flows for 1997. The net operating results of these entities have been reported, net of applicable income taxes, as "Income from discontinued operations" and the net cash flows of these entities have been reported as "Net cash (used in) provided by discontinued operations." The vehicle extended service contract business sold to Lyndon Property and ANSC were components of the Company's property and casualty segment, and therefore are included in continuing operations for 1997.


NOTE C--REINSURANCE

The Company has entered into reinsurance contracts associated with its property and casualty lines which transfer a percentage of risk to the related reinsurer. The Company also has agreements which transfer risks after a predetermined loss amount has been reached. Unearned premium reserves associated with reinsurance agreements at June 30, 1998 and December 31, 1997 are $11.2 million and $9.6 million, respectively, and the liability for insurance claims is $18.6 million and $14.3 million at June 30, 1998 and December 31, 1997, respectively. The following data summarizes certain aspects of the Company's reinsurance activity for 1998 and 1997.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE C--REINSURANCE--(CONTINUED)

Premiums written and earned in 1998 and 1997 are summarized as follows:

                                           WRITTEN                                          EARNED
                         --------------------------------------------    --------------------------------------------
                                                             Period Ended June 30,
                           Six Months Ended       Three Months Ended       Six Months Ended       Three Months Ended
                           1998        1997        1998        1997        1998        1997        1998        1997
                         --------    --------    --------    --------    --------    --------    --------    --------
                                                            (Thousands of dollars)
Direct                   $ 22,683    $ 19,723    $  9,987    $ 12,307    $ 21,242    $ 12,284    $ 10,350    $  6,538
Assumed                     2,249          --       1,154          --       2,241          --       1,315          --
Ceded                     (14,843)     (7,923)     (6,658)     (5,520)    (13,187)     (4,260)     (6,252)     (2,329)
                         --------    --------    --------    --------    --------    --------    --------    --------
Net                      $ 10,089    $ 11,800    $  4,483    $  6,787    $ 10,296    $  8,024    $  5,413    $  4,209
                         ========    ========    ========    ========    ========    ========    ========    ========


Loss and loss adjustment expenses incurred in 1998 and 1997 are summarized as follows:

                             Six Months Ended June 30,  Three Months Ended June 30,
                                1998          1997          1998          1997
                              --------      --------      --------      --------
                                            (Thousands of dollars)
Direct                        $ 17,394      $  8,679      $  8,922      $  5,047
Assumed                          1,423            --           852            --
Ceded                          (10,580)       (2,455)       (5,406)       (1,520)
                              --------      --------      --------      --------
Net loss and
 Loss adjustment expenses     $  8,237      $  6,224      $  4,368      $  3,527
                              ========      ========      ========      ========


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

Information relating to revenue, income (loss) before income taxes and discontinued operations, and identifiable assets by segment are summarized as follows:

                                         Six Months Ended June 30,  Three Months Ended June 30,
                                            1998          1997          1998          1997
                                          --------      --------      --------      --------
                                          (Thousands of dollars)      (Thousands of dollars)
Revenue:
    Property/Casualty                     $ 11,410      $  9,048      $  6,019      $  4,184
    Corporate and Other                        310         1,519            82         1,511
                                          --------      --------      --------      --------
      Total                               $ 11,720      $ 10,567      $  6,101      $  5,695
                                          ========      ========      ========      ========

Income (loss) before income taxes and
  discontinued operations:
    Property/Casualty                     $ (1,206)     $    493      $   (701)     $    255
    Corporate and Other                       (153)         (960)         (150)         (471)
                                          --------      --------      --------      --------
      Total                               $ (1,359)     $   (467)     $   (851)     $   (216)
                                          ========      ========      ========      ========


                                          June 30,   December 31,
                                            1998         1997
                                          --------   ------------
                                          (Thousands of dollars)
Identifiable assets:
    Property/Casualty                     $ 82,570     $ 89,303
    Corporate and Other                      5,477        4,791
                                          --------     --------
      Total                               $ 88,047     $104,094
                                          ========     ========

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE D--SEGMENT INFORMATION--(CONTINUED)

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

In early 1998, the Superintendent of Insurance of the State of New York, as Liquidator of Galaxy and Administrator of the Guaranty Fund, sued ANIC in New York State Supreme Court. The complaint alleges, among other things, breach of contract and demands that ANIC specifically perform its alleged obligations under the Certificates. The complaint seeks an amount in excess of $6.5 million in damages.

As reflected above, the suit seeks indemnification or reimbursement for the claims paid or to be paid by the Guaranty Fund to Galaxy insureds on policies which may have been covered by the Certificates. ANIC's position continues to be that the Guaranty Fund has no right to seek indemnification unless the terms and conditions of validly issued Certificates have been strictly complied with. Accordingly, ANIC filed for dismissal of the suit which motion is currently pending. ANIC will continue to vigorously defend itself against any such claims and its alleged liability in the suit. Although the suit is of recent origin and the Company is not in a position to estimate the magnitude of exposure for indemnification or reimbursement, it continues to believe that the ultimate resolution of the matter will not have a material adverse effect on the financial condition or results of operations of the Company.

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

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE E--COMMITMENTS AND CONTINGENCIES--(CONTINUED)

The allegations of fraud and misrepresentation at the time of sale of the long-term care policies are based on alleged statements that premiums "would not be raised too much" even though the policy on its face stated that the "Company reserves the right to increase premiums at anytime." Moreover, premiums were increased subsequent to the reinsurance of the business to Commonwealth by ALIC and all increases appear to have been approved by the proper regulatory authority. The Company and Commonwealth are cooperating to vigorously defend the matter. Joint motions to dismiss and to strike the class action allegations were filed in the U.S. District Court, District of North Dakota, Southeastern Division. The Court recently denied all pending motions without prejudice to refiling until development of the record has occurred. The Company believes there is little or no exposure of liability for ALIC and the matter will not have a material adverse effect on the financial condition or results of operations of the Company. In the event the plaintiffs prevail however, the Company believes that it has the right to seek indemnification from Commonwealth.

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

       Operating Results for the Six Months Ended June 30, 1998 and 1997


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

The agreements provided that within 125 days after the closing, the sales price for the Target Corporations would be decreased or increased by the amount, if any, by which the Target Corporations' combined GAAP stockholder's equity as of December 31, 1997, was less than or greater than, respectively, $31.6 million. As of December 31, 1997, the combined GAAP stockholder's equity of the Target Corporations was $32.1 million which resulted in a net sales price of approximately $41 million.

The "receivable from sale of discontinued and disposed of operations" ("receivable from sale") of approximately $.5 million as of June 30, 1998 represents the difference between the net sales price of $41 million and the initial sales price of $40.5 million. The receivable from sale of approximately $25 million as of December 31, 1997, represents the net sales proceeds of $41 million less the note payable and accrued interest of $16 million transferred to ALIC by an unaffiliated company on December 31, 1997. The Company has filed a legal action seeking declaratory judgment relief relating to a disagreement with Lyndon concerning the exact amount of the net sales price. Accordingly, the receivable from sale may be more or less than $.5 million. The Company believes the resolution of the matter will not have a material adverse effect on the financial condition or results of operations of the Company.

In conjunction with the sale, on January 1, 1998, ANIC ceded via a quota share reinsurance agreement 100% of its liability related to the vehicle extended service contract business to Lyndon Property. Upon consummation of the aforementioned sale, the Company ceased to be engaged in the auto aftermarket credit insurance and extended service contract businesses. The consolidated financial statements of the Company have been reclassified to reflect the disposition of ALIC and Dublin that comprised the Life/Health business segment. Accordingly, the revenues, benefits and expenses, and cash flows of ALIC and Dublin have been excluded from the respective captions in the unaudited consolidated statements of operations and unaudited consolidated statements of cash flows for 1997. The net operating results of these entities have been reported, net of applicable income taxes, as "Income from discontinued operations," and the net cash flows of these entities have been reported as "Net cash (used in) provided by discontinued operations" for 1997. The vehicle extended service contract business sold to Lyndon Property and ANSC were components of the Company's property and casualty segment, and therefore are included in continuing operations for 1997.

The loss before federal income taxes and discontinued operations for the six months of 1998 was $1.36 million compared to a loss of $467,000 for the same period in 1997. The Company's primary product line, commercial auto, produced a positive underwriting margin in the first half of 1998 of approximately $700,000 while net investment income contributed approximately $1.3 million. These contributions were offset primarily by general and administrative expenses of approximately $2.6 million and taxes, licenses and fees other than premium taxes of $300,000. The Company's commercial auto program, consisting of direct and assumed business, continued its growth, producing $18.9 million of annualized premium in the first six months of 1998 compared to $14.8 million for the same period in 1997.

For the quarter ending June 30, 1998, the loss before federal income taxes and discontinued operations was $851,000 compared to a loss of $216,000 for the same quarter in 1997. Loss and loss adjustment expenses as a percentage of net earned premiums improved to 80.7% for the quarter ended June 30, 1998, from 83.8% for the same period in 1997. This improvement in the net loss ratio of approximately $170,000 is offset by increased general and administrative expenses of approximately $800,000 from the second quarter of 1997.

Net premium earned for the six months ended June 30, 1998 rose to $10.3 million from $8.0 million for the same period in 1997. This 28.8% increase is attributable to increased premium writings and assumed premiums from a reinsurance agreement entered into in mid-1997 relating to the Company's commercial auto line. Net premium earned for the quarter ended June 30, 1998 increased to $5.4 million from $4.2 million for the same period in 1997. This increase is also attributable to the previously mentioned explanation. The net loss and loss adjustment expense ratios were 80.0% for the first half of 1998 as compared to 77.6% for the same period in 1997. This increase is attributable to higher than expected losses from the Company's trucking accounts. Many of these policies have since been non-renewed or canceled and this refinement process is continuing. However, some development may persist in the future. The net loss and loss adjustment expense ratios were 80.7% for the second quarter of 1998 as compared to 83.8% for the same period in 1997. This decrease is attributable to a more selective underwriting policy as previously mentioned and pricing increases in most segments of the commercial auto program.

A positive impact on 1997 earnings was the level of service fee revenue on extended service contract business which amounted to $1.5 million for the first six months of 1997. These service fees are non-recurring in 1998 due to the sale of the extended service contract business to Lyndon Property effective January 1, 1998.

Commissions and selling expenses as a percent of gross premiums were 15.7% for the first six months of 1998 compared to 22.8% for the same period in 1997. For the second quarter of 1998, commissions and selling expenses as a percent of gross premiums were 15.4% as compared to 24.1% for the same period in 1997. These decreases are due largely to commercial auto becoming the predominant product line for the Company. Commercial auto has significantly lower acquisition costs than the Company's extended service contract business which was fully ceded to Lyndon effective January 1, 1998.

The Company's general and administrative expensed have increased by $1.1 million or 78.8% in the first six months of 1998 compared to the same period in 1997. For the second quarter of 1998, general and administrative expenses increased by $840,000 or 183% for the same period in 1997. These increases are largely due to salaries and other expenses which were previously allocated to the subsidiaries sold effective December 31, 1997. Additionally, the second quarter of 1997 benefited from a non-recurring item of approximately $300,000.


REVENUE

Gross premium writings for the first six months of 1998 were $24.9 million compared to $19.7 million for the same period in 1997. This increase is due to increased writings in the Company's commercial auto program of approximately $4.2 million. Gross premiums written for the second quarter of 1998 were $11.1 million as compared to $12.3 million for the second quarter of 1997. This decrease is attributable to the company non-renewing larger trucking accounts within the commercial auto line due to poor underwriting results.

Net premium earned was $10.3 million for the first half of 1998 as compared to $8.0 million for the first half of 1997. The second quarter of 1998 produced net earned premium of $5.4 million as compared to $4.2 million for the second quarter of 1997. These increases are due to the development and expansion by the Company of its commercial auto program.


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

The Company's "available for sale" fixed maturity securities at June 30, 1998 and 1997 include collateralized mortgage obligation securities and asset-backed collateralized securities. The mortgage and asset-backed securities are subject to risks associated with variable prepayments. As such, those securities may have a different actual maturity and yield than planned at the time of purchase. The degree to which a security is susceptible to either gains or losses is influenced by the difference between its amortized cost and par value, relative sensitivity of the underlying mortgages to prepayment risk in a changing interest rate environment and relative priority of the securities in the overall securitization.

The Company limits the extent of its risks on fixed maturity securities by generally avoiding securities whose cost significantly exceeds par, by purchasing securities which are backed by stable collateral, and by concentrating on securities that have either a planned amortization or sequential pay classes. The collateralized mortgage obligations and asset backed securities owned have primarily short to intermediate average lives. At June 30, 1998, the Company did not have a significant amount of higher risk mortgage or asset backed securities which had a significant risk of loss or principal. There are negligible default risks on the mortgage and asset backed security portfolios as a whole as the vast majority of the assets are either guaranteed by U. S. government-sponsored entities or are supported in the securitization structure by junior securities enabling the assets to achieve high investment grade status. The Company's collateralized mortgage obligations and asset backed securities are predominantly sequential pay with little or no exposure to interest only obligations ("IOs") or inverse IOs.

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

Effective April 1, 1998, the Company purchased a 25% interest in the common stock of USA Insurance Group, Inc., the parent company of TIS, the Company's general agent, for $5 million. This investment is included in other invested assets.

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

The Company adopted the reporting requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, in the first quarter of 1998. Adoption of this SFAS had no effect on net income of the Company. SFAS No. 132, Employer's Disclosures about Pensions and Other Postretirement Benefits, is effective for fiscal years beginning after December 15, 1997. This SFAS will not affect the Company's financial statement presentation or related disclosures as the Company does not offer pension or other postretirement benefits to employees or former employees.

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

The National Association of Insurance Commissioners ("NAIC") has completed and adopted a project to codify statutory accounting principles with a provision for commissioner discretion in the determination of appropriate statutory accounting for insurers. Although the NAIC has indicated that January 1, 2001 is the expected date of implementation, the implementation is ultimately dependent upon an insurer's state of domicile. Implementation of the codified statutory principles may affect the surplus level of ANIC on a statutory basis. Management is unable at this time to determine what impact, if any this project will have on the statutory surplus of ANIC.


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

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

   (b) No reports on Form 8-K have been filed by the Registrant during the quarter ended June 30, 1998.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      ACCEL INTERNATIONAL CORPORATION





DATED: August 13, 1998                BY: /s/ Cindy Moore
       ---------------                    --------------------------------------
                                          Cynthia A. Moore
                                          Senior Vice President, Chief Financial
                                          Officer and Treasurer*


* Ms. Moore has been duly authorized to execute the report on behalf of the Registrant.

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                 DESCRIPTION
-------                -----------
  27                   Financial Data Schedule