Form 10-Q
period 1998-09-30
ACCEL INTERNATIONAL CORP
filed 1998-11-13
CIK 1985

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

FOR THE TRANSITION PERIOD FROM               TO
                              ---------------  --------------

COMMISSION FILE NUMBER 0-8162
                       ------

                         ACCEL INTERNATIONAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                            31-0788334
-------------------------------                              --------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)


 12603 S.W. FRWY, STE. 315, STAFFORD, TEXAS                        77477
--------------------------------------------                     ----------
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

As of October 31, 1998, there were 8,552,820 shares of Common Stock, $.10 par value per share outstanding.

                                                      COMMISSION FILE NO. 0-8162




                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 1998

                                      INDEX




PART I -- FINANCIAL INFORMATION

         Item 1.  Financial Statements                                                                        Page
                                                                                                              ----
                  Unaudited Consolidated Balance Sheets
                      (September 30, 1998 and December 31, 1997)                                             3 -  4

                  Unaudited Consolidated Statements of Operations (Three months
                      and nine months ended September 30, 1998 and 1997)                                          5

                  Unaudited Consolidated Statements of Common Stockholders'
                      Equity (Nine months ended September 30, 1998 and year
                      ended December 31, 1997)                                                                    6

                  Unaudited Consolidated Statements of Cash Flows (Nine months
                      ended September 30, 1998 and 1997)                                                          7

                  Notes to Unaudited Consolidated Financial Statements                                       8 - 13

         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                                   14 - 17


PART II -- OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                                                               18
         Signature                                                                                               18


                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                      UNAUDITED CONSOLIDATED BALANCE SHEETS


                                                                          September 30,           December 31,
                                                                              1998                   1997
                                                                            --------               ---------
                                                                                 (Thousands of dollars)

ASSETS

Investments
     Investments available for sale, at fair value:
        Fixed maturities (cost: 1998--$28,723,000;
            1997--$21,614,000)                                              $ 29,391                $ 21,789
        Equity securities (cost:  1997--$4,879,000)                                -                   4,879
        Short-term investments
            (cost:  1998--$2,014,000; 1997--$7,253,000)                        2,019                   7,253
     Other invested assets                                                     4,851                       -
                                                                            --------               ---------
                                                                              36,261                  33,921

Cash                                                                           2,514                   1,589

Receivables:
     Premiums in process of transmittal, less
        allowance (1998--$150,000; 1997--$130,000)                             6,832                  11,633
     Amounts due from reinsurers                                              25,990                  16,739
     Amounts due from former subsidiaries                                        100                   1,201
                                                                            --------               ---------

                                                                              32,922                  29,573

Accrued investment income                                                        294                     252
Prepaid reinsurance premiums                                                  10,126                   9,567
Deferred policy acquisition costs                                              2,879                   3,112
Equipment--at cost, less accumulated
     depreciation (1998--$463,000;  1997--$273,000)                              532                     409
Leasehold improvements, less accumulated amortization
     (1998--$9,000; 1997--$3,000)                                                 27                      35
Receivable from sale of discontinued and disposed
     of operations                                                               703                  24,987
Other assets:
     Reinsurance recoverable                                                   2,759                       -
     Other                                                                       690                     649
                                                                            --------               ---------
                                                                              18,010                  39,011
                                                                            --------               ---------


Total assets                                                                $ 89,707               $ 104,094
                                                                            ========               =========

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES


                                                                        September 30,     December 31,
                                                                            1998              1997
                                                                          --------          ---------
                                                                            (Thousands of dollars)

     LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

     Policy Reserves and Liabilities:
        Unearned premium reserves                                         $ 16,056           $ 29,986
        Insurance claims                                                    30,889             22,028
                                                                          --------          ---------
                                                                            46,945             52,014
     Other Liabilities:
        Amounts withheld for others                                          1,749              2,076
        Deferred reinsurance commissions                                     1,724              1,635
        Amounts due reinsurers                                               4,101              4,563
        Commissions payable                                                      -              2,842
        Accounts payable and other liabilities                               3,310              3,097
        Payable to former subsidiaries                                           3                  -
        Current federal income taxes                                             9              4,278
                                                                          --------          ---------
                                                                            10,896             18,491
                                                                          --------          ---------
                                                                            57,841             70,505
                                                                          --------          ---------



     Commitments and Contingencies

     Redeemable Preferred Stock:
        Authorized shares--1,000,000;
            no issued or outstanding shares                                      -                  -

     Common stockholders' equity:
        Common stock, $.10 par value
            Authorized shares (1998--15,000,000;
                  1997--15,000,000)
            Issued shares (1998--9,462,683;
                  1997--9,445,183)                                             946                944
        Additional paid-in capital                                          32,645             32,610
        Retained earnings                                                    4,739              6,518
        Less treasury shares at cost (1998--891,424;
                  1997--797,420)                                            (6,905)            (6,599)
        Accumulated other comprehensive income                                 441                116
                                                                          --------          ---------
                           Net common stockholders' equity                  31,866             33,589
                                                                          --------          ---------

        Total liabilities and common stockholders' equity                 $ 89,707          $ 104,094
                                                                          ========          =========



See notes to unaudited consolidated financial statements

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                       Three Months                    Nine Months
                                                                    Ended September 30,             Ended September 30,
                                                                   1998            1997            1998            1997
                                                               ------------    ------------    ------------    ------------
                                                                      (Thousands of dollars, except per share data)
REVENUE:
        Gross premiums written                                 $      8,772    $      9,402    $     33,704    $     29,125
        Less reinsurance ceded                                        5,441           4,579          20,284          12,502
                                                               ------------    ------------    ------------    ------------
            Net premiums written                                      3,331           4,823          13,420          16,623
        Decrease (increase) in unearned premium reserves                415            (347)            622          (4,123)
                                                               ------------    ------------    ------------    ------------
            Premiums earned                                           3,746           4,476          14,042          12,500
        Net investment income:
            Interest and dividends                                      531             408           1,796           1,231
            Realized gains (losses)                                      10              48             (43)            115
        Equity in income of affiliated company                          (86)           --               (86)           --
        Service fees on extended service
            contracts                                                  --               823            --             2,340
        Other income                                                     56             (16)            268             120
                                                               ------------    ------------    ------------    ------------
                                                                      4,257           5,739          15,977          16,306
                                                               ------------    ------------    ------------    ------------
BENEFITS AND EXPENSES:
        Loss and loss adjustment expenses                             3,570           3,072          11,807           9,296
        Commissions and selling expenses                              1,377           1,676           5,304           6,163
        Reinsurance expense recovery                                 (1,663)           (301)         (4,416)         (1,426)
        General and administrative                                    1,302           1,045           3,896           2,496
        Taxes, licenses and fees                                        311             273           1,285           1,009
        Interest                                                       --               356            --             1,069
        Decrease (increase) in deferred policy
            acquisition costs                                           132             (43)            232          (1,495)
                                                               ------------    ------------    ------------    ------------
                                                                      5,029           6,078          18,108          17,112
                                                               ------------    ------------    ------------    ------------
INCOME (LOSS) BEFORE FEDERAL INCOME
        TAXES AND DISCONTINUED OPERATIONS                              (772)           (339)         (2,131)           (806)

        Federal income taxes:
            Current expense                                            (125)            (19)           (125)            (19)
            Deferred expense                                           --              (137)           --               127
                                                               ------------    ------------    ------------    ------------
                                                                       (125)           (156)           (125)            108
                                                               ------------    ------------    ------------    ------------

INCOME (LOSS) FROM CONTINUING
        OPERATIONS                                                     (647)           (183)         (2,006)           (914)
Discontinued operations:
          Income from operations of discontinued
              business segment                                         --               613            --             1,947

                                                               ------------    ------------    ------------    ------------

NET INCOME (LOSS)                                              $       (647)   $        430    $     (2,006)   $      1,033
                                                               ============    ============    ============    ============

Earnings per common share--basic/assuming dilution:
        Loss from continuing operations                        $      (0.08)   $      (0.02)   $      (0.23)   $      (0.11)
        Income from discontinued operations                            --               .07            --               .23

                                                               ------------    ------------    ------------    ------------
        Net income (loss)                                      $      (0.08)   $       0.05    $      (0.23)   $       0.12
                                                               ============    ============    ============    ============

Weighted average number of common
        shares outstanding                                        8,570,956       8,604,557       8,579,400       8,604,017
                                                               ============    ============    ============    ============



See notes to unaudited consolidated financial statements

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

        UNAUDITED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

                              (Thousands of dollars)

                                                   Additional                 Common                  Accumulated other
                                        Common      paid-in     Retained   stock held in                comprehensive
                                        stock       capital     earnings      treasury      ESOP loan       income          Net
                                      ---------- ------------ ------------  ------------   -----------  --------------   ---------
Balances at December 31, 1996          $    940     $ 32,507     $  5,403      ($ 6,599)     ($    32)     ($   578)     $ 31,641
Comprehensive income:
   Net income                              --           --          1,115          --            --            --           1,115
   Other comprehensive
       income (loss), net:
   Change in net unrealized
       appreciation on
       investment securities               --           --           --            --            --             694           694
                                       --------     --------     --------      --------      --------      --------      --------
   Other comprehensive
       income                              --           --           --            --            --             694           694
                                       --------     --------     --------      --------      --------      --------      --------
   Comprehensive income                                             1,115                                       694         1,809
   Payments on ESOP loan                   --           --           --            --              32          --              32
   Issuance of 44,021 shares of
       Common Stock under
       Common Stock Option Plan               4          103         --            --            --            --             107
                                       --------     --------     --------      --------      --------      --------      --------
Balances at December 31, 1997               944       32,610        6,518        (6,599)         --             116        33,589
Comprehensive income (loss):
   Net loss                                --           --         (2,006)         --            --            --          (2,006)
   Other comprehensive
       income (loss), net:
   Change in valuation allowance
       for unrealized appreciation
       on investment securities            --           --            227          --            --             325           552
                                       --------     --------     --------      --------      --------      --------      --------
   Other comprehensive
       income                              --           --            227          --            --             325           552
                                       --------     --------     --------      --------      --------      --------      --------
   Comprehensive income (loss)             --           --         (1,779)         --            --             325        (1,454)
   Purchase of 94,004 shares as
       treasury stock                      --           --           --            (306)         --            --            (306)
   Issuance of 17,500 shares of
       Common Stock under
       Common Stock Option Plan               2           35         --            --            --            --              37

                                       --------     --------     --------      --------      --------      --------      --------
Balances at September 30, 1998         $    946     $ 32,645     $  4,739      ($ 6,905)         --        $    441      $ 31,866
                                       ========     ========     ========      ========      ========      ========      ========



See notes to unaudited consolidated financial statements

                     ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                     UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           Nine Months Ended September 30,
                                                                                 1998          1997
                                                                              ----------    ----------
                                                                               (Thousands of dollars)
OPERATING ACTIVITIES:
     Income (loss) from continuing operations                                 $   (2,006)   $     (914)
     Adjustments to reconcile income (loss) from continuing operations to net cash (used in) provided by operating activities:
            Change in premiums receivable                                          4,801        (2,853)
            Change in accrued investment income                                      (42)           17
            Change in prepaid reinsurance premiums                                  (559)       (1,800)
            Change in premium deposits held                                         (327)          102
            Change in unearned premium reserves                                  (13,930)        5,923
            Change in insurance claim reserves                                     8,861         2,503
            Change in amounts due to and from reinsurers                         (12,472)          800
            Change in other assets, other liabilities
                and accrued income taxes                                          (5,933)         (356)
            Accrual of discount on bonds                                             (38)          (39)
            Amortization of premium on bonds                                          60            36
            Change in deferred policy acquisition costs                              232        (1,495)
            Change in deferred reinsurance commissions                                89           835
            Provision for depreciation and amortization                              196           106
            Net realized gains (losses) on investments                                43          (110)
                                                                              ----------    ----------
     Net cash (used in) provided by continuing operations                        (21,025)        2,755
     Net cash (used in) provided by discontinued operations                       40,122         2,618
                                                                              ----------    ----------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                               19,097         5,373
                                                                              ----------    ----------

INVESTING ACTIVITIES:
     Sale of investments available for sale                                       13,433        18,019
     Purchase of investments available for sale                                  (16,018)      (21,628)
     Other, net                                                                     (311)         (385)
                                                                              ----------    ----------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                               (2,896)       (3,994)
                                                                              ----------    ----------

FINANCING ACTIVITIES:
     Payment of ESOP loan                                                           --              32
     Repayment of notes payable                                                  (15,000)         --
     Issuance of Common Stock under Stock Option Plan                                 30          --
     Repurchase of treasury shares                                                  (306)         --
                                                                              ----------    ----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                              (15,276)           32
                                                                              ----------    ----------
NET INCREASE (DECREASE) IN CASH                                                      925         1,411
Cash at beginning of period                                                        1,589           415
                                                                              ----------    ----------
CASH AT END OF PERIOD                                                         $    2,514    $    1,826



See notes to unaudited consolidated financial statements

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998


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

The "Receivable from sale of discontinued and disposed of operations" ("Receivable from sale") of approximately $.7 million as of September 30, 1998 represents the difference between the net sales price of $41 million and the initial sales price of $40.5 million and approximately $.2 million related to the cession of vehicle extended service contract reserves to Lyndon Property. The receivable from sale of approximately $25 million as of December 31, 1997 represents the net sales proceeds of $41 million less the note payable and accrued interest of $16 million transferred to ALIC by an unaffiliated company on December 31, 1997. The Company has filed a legal action seeking declaratory judgment relief relating to disagreement with Lyndon concerning the exact amount of the net sales price. Accordingly, the receivable from sale may be more or less than $.7 million. The Company believes the resolution of the matter will not have a material adverse effect on the financial condition or results of operations of the Company.

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


NOTE C--REINSURANCE

The Company has entered into reinsurance contracts associated with its property and casualty lines which transfer a percentage of risk to the related reinsurer. The Company also has agreements which transfer risks after a predetermined loss amount has been reached. Unearned premium reserves associated with reinsurance agreements at September 30, 1998 and December 31, 1997 are $10.1 million and $9.6 million, respectively, and the liability for insurance claims is $22 million and $14.3 million at September 30, 1998 and December 31, 1997, respectively. The following data summarizes certain aspects of the Company's reinsurance activity for 1998 and 1997.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE C--REINSURANCE--(CONTINUED)

Premiums written and earned in 1998 and 1997 are summarized as follows:

                                 WRITTEN                                                 EARNED
            --------------------------------------------------      --------------------------------------------------
                                                     Period Ended September 30,

              Nine Months Ended           Three Months Ended          Nine Months Ended           Three Months Ended
              1998          1997          1998          1997          1998          1997          1998          1997
            --------      --------      --------      --------      --------      --------      --------      --------
                                                      (Thousands of dollars)
Direct      $ 30,124      $ 27,872      $  7,441      $  8,149      $ 30,870      $ 20,314      $  9,627      $  8,031
Assumed        3,580         1,253         1,331         1,253         3,307           373         1,067           373
Ceded        (20,284)      (12,502)       (5,441)       (4,579)      (20,135)       (8,187)       (6,948)       (3,928)
            --------      --------      --------      --------      --------      --------      --------      --------
Net         $ 13,420      $ 16,623      $  3,331      $  4,823      $ 14,042      $ 12,500      $  3,746      $  4,476
            ========      ========      ========      ========      ========      ========      ========      ========


Loss and loss adjustment expenses incurred in 1998 and 1997 are summarized as follows:

                                    Nine Months Ended          Three Months Ended
                                      September 30,              September 30,
                                   1998          1997          1998          1997
                                 --------      --------      --------      --------
                                               (Thousands of dollars)
Direct                           $ 25,683      $ 14,644      $  8,342      $  5,965
Assumed                             2,163           264           740           264
Ceded                             (16,039)       (5,612)       (5,512)       (3,157)
                                 --------      --------      --------      --------
Net loss and
    loss adjustment expenses     $ 11,807      $  9,296      $  3,570      $  3,072
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

Information relating to revenue, income (loss) before federal income taxes and discontinued operations, and identifiable assets by segment are summarized as follows:

                                                 Nine Months Ended          Three Months Ended
                                                   September 30,              September 30,
                                                1998           1997         1998          1997
                                              --------      --------      --------      --------
                                              (Thousands of dollars)      (Thousands of dollars)
Revenue:
         Property/Casualty                    $ 15,688      $ 13,965      $  4,278      $  4,917
         Corporate and Other                       289         2,341           (21)          822
                                              --------      --------      --------      --------
               Total                          $ 15,977      $ 16,306      $  4,257      $  5,739
                                              ========      ========      ========      ========

Income (loss) before federal income taxes
     and discontinued operations:
         Property/Casualty                    $ (1,728)     $    432      $   (522)     $    (61)
         Corporate and Other                      (403)       (1,238)         (250)         (278)
                                              --------      --------      --------      --------
               Total                          $ (2,131)     $   (806)     $   (772)     $   (339)
                                              ========      ========      ========      ========


                               September 30,       December 31,
                                   1998               1997
                                 --------           --------
                                   (Thousands of dollars)
Identifiable assets:
         Property/Casualty       $ 83,079           $ 89,303
         Corporate and Other        6,628             14,791
                                 --------           --------
               Total             $ 89,707           $104,094
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

In early 1998, the Superintendent of Insurance of the State of New York, as Liquidator of Galaxy and Administrator of the Guaranty Fund, filed suit against ANIC in New York State Supreme Court. The complaint alleged, among other things, breach of contract and demanded that ANIC specifically perform its alleged obligations under the Certificates. The complaint asked for an amount in excess of $6.5 million in damages.

As reflected above, the suit requested indemnification or reimbursement for the claims paid or to be paid by the Guaranty Fund to Galaxy insureds on policies which may have been covered by the Certificates. ANIC has maintained that the Guaranty Fund does not have the right to seek indemnification unless the terms and conditions of validly issued Certificates have been strictly complied with. Accordingly, ANIC filed for dismissal of the suit which motion was recently granted by the Court. Should the matter survive the recent development, ANIC will continue to vigorously defend itself against any such claims and its alleged liability in the suit.

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

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE E--COMMITMENTS AND CONTINGENCIES--(CONTINUED)

The allegations of fraud and misrepresentation at the time of sale of the long-term care policies are based on alleged statements that premiums "would not be raised too much" even though the policy on its face stated that the "Company reserves the right to increase premiums at anytime." Moreover, premiums were increased subsequent to the reinsurance of the business to Commonwealth by ALIC and the increases appear to have been approved by the proper regulatory authority. Plaintiffs recently filed a motion to amend their complaint to set forth allegations that the policies were intentionally underpriced and/or poorly underwritten, so as to justify premium increases and induce policy lapses. The Company and Commonwealth are cooperating to vigorously defend the matter. Joint motions to dismiss and to strike the class action allegations were filed in the U.S. District Court, District of North Dakota, Southeastern Division. The Court acted to deny all pending motions without prejudice to refiling until development of the record has occurred. The parties have undertaken to conduct discovery to develop the record as directed by the Court. Based thereon, the Company intends to file a motion for summary judgment in the near future. The Company continues to believe there is little or no exposure of liability for ALIC and the matter will not have a material adverse effect on the financial condition or results of operations of the Company. In the event the plaintiffs prevail however, the Company believes that it has the right to seek indemnification from Commonwealth.

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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

                 Operating Results for the Three and Nine Months
                       Ended September 30, 1998 and 1997


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

The "receivable from sale of discontinued and disposed of operations" ("receivable from sale") of approximately $.7 million as of September 30, 1998 represents the difference of approximately $.5 million between the net sales price of $41 million and the initial sales price of $40.5 million and approximately $.2 million related to the cession of vehicle extended service contract reserves to Lyndon Property. The receivable from sale of approximately $25 million as of December 31, 1997, represents the net sales proceeds of $41 million less the note payable and accrued interest of $16 million transferred to ALIC by an unaffiliated company on December 31, 1997. The Company has filed a legal action seeking declaratory judgment relief relating to a disagreement with Lyndon concerning the exact amount of the net sales price. Accordingly, the receivable from sale may be more or less than $.7 million. The Company believes the resolution of the matter will not have a material adverse effect on the financial condition or results of operations of the Company.

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

The loss before federal income taxes and discontinued operations for the nine months of 1998 was $2.1 million compared with a loss of $806,000 for the same period in 1997. The Company's primary product line, commercial auto, produced a positive underwriting margin in the first nine months of 1998 of approximately $700,000 while net investment income contributed approximately $1.8 million. These contributions were offset primarily by general and administrative expenses of approximately $3.9 million and taxes, licenses and fees other than premium taxes of $400,000. The Company's commercial auto program, consisting of direct and assumed business, continued its growth, producing $26.8 million of annualized premium in the first nine months of 1998 compared with $21.2 million for the same period in 1997.

For the quarter ended September 30, 1998, the loss before federal income taxes and discontinued operations was $772,000 compared with a loss of $339,000 for the same quarter in 1997. Loss and loss adjustment expenses as a percentage of net earned premiums increased to 95.3% for the quarter ended September 30, 1998, from 68.6% for the same period in 1997 due to reserve strengthening on prior years' reserves of $750,000 in the third quarter of 1998. The major cause of the poor loss performance has been the large fleet trucking and paratransit accounts which have been non-renewed or cancelled.

Gross premium writings for the first nine months of 1998 were $33.7 million compared with $29.1 million for the same period in 1997. This increase is due to increased writings in the Company's commercial auto program of approximately $3.3 million. Gross premiums written for the third quarter of 1998 were $8.8 million as compared with $9.4 million for the third quarter of 1997. This decrease is attributable to the company non-renewing larger trucking and paratransit accounts within the commercial auto line due to poor underwriting results.

Net premium earned was $14 million for the first nine months of 1998 as compared with $12.5 million for the first nine months of 1997. The third quarter of 1998 produced net earned premium of $3.7 million as compared with $4.5 million for the third quarter of 1997. The year to date increase is due to the completion of the earnings cycle in the first half of 1998 for policies written in 1997 which have since been non-renewed or cancelled as discussed previously, which also accounts for the decrease in the third quarter of 1998 as compared with the same quarter in 1997.

The net loss and loss adjustment expense ratios were 84.1% for the first nine months of 1998 as compared with 74.3% for the same period in 1997. This increase is attributable to losses from the Company's trucking and paratransit accounts. Many of these policies have since been non-renewed or canceled and this refinement process is continuing. However, some development may persist in the future.

A positive impact on 1997 earnings was the level of service fee revenue on extended service contract business which amounted to $2.3 million for the first nine months of 1997. These service fees are non-recurring in 1998 due to the sale of the extended service contract business to Lyndon Property effective January 1, 1998.

Commissions and selling expenses as a percent of gross premiums were 15.7% for the first nine months of 1998 compared with 21.2% for the same period in 1997. For the third quarter of 1998, commissions and selling expenses as a percent of gross premiums were 15.7% as compared with 17.8% for the same period in 1997. These decreases are due largely to commercial auto becoming the predominant product line for the Company. Commercial auto has significantly lower acquisition costs than the Company's extended service contract business which was fully ceded to Lyndon effective January 1, 1998.

The Company's general and administrative expenses have increased by $1.4 million or 56.1% in the first nine months of 1998 compared with the same period in 1997. For the third quarter of 1998, general and administrative expenses increased by $257,000 or 24.6% for the same period in 1997. These increases are largely due to salaries and other expenses which were previously allocated to the subsidiaries sold effective December 31, 1997.

STRATEGIC PARTNERSHIP

The Company's Board of Directors has engaged Advest, an investment banking firm, to assist the Company in finding a strategic partner or purchaser for itself or its insurance subsidiaries, with an eye to enhancing overall shareholder value.

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

The Company's "available for sale" fixed maturity securities at September 30, 1998 and 1997 include collateralized mortgage obligation securities and asset-backed collateralized securities. The mortgage and asset-backed securities are subject to risks associated with variable prepayments. As such, those securities may have a different actual maturity and yield than planned at the time of purchase. The degree to which a security is susceptible to either gains or losses is influenced by the difference between its amortized cost and par value, relative sensitivity of the underlying mortgages to prepayment risk in a changing interest rate environment and relative priority of the securities in the overall securitization.

The Company limits the extent of its risks on fixed maturity securities by generally avoiding securities whose cost significantly exceeds par, by purchasing securities which are backed by stable collateral, and by concentrating on securities that have either a planned amortization or sequential pay classes. The collateralized mortgage obligations and asset backed securities owned have primarily short to intermediate average lives. At September 30, 1998, the Company did not have a significant amount of higher risk mortgage or asset backed securities which had a significant risk of loss or principal. There are negligible default risks on the mortgage and asset backed security portfolios as a whole as the vast majority of the assets are either guaranteed by U. S. government-sponsored entities or are supported in the securitization structure by junior securities enabling the assets to achieve high investment grade status. The Company's collateralized mortgage obligations and asset backed securities are predominantly sequential pay with little or no exposure to interest only obligations ("IOs") or inverse IOs.

Ohio domiciled insurance companies are subject to Ohio law which regulates the ability of insurance companies to pay dividends. The regulation limits the annual dividend or distribution of an insurer to the greater of (1) net income of the previous year or (2) 10% of unassigned surplus as of the end of the previous year. In addition, all dividends must come from earned surplus to qualify as a non-extraordinary dividend. Amounts greater than this would be considered extraordinary dividends and could not be paid without permission of the Ohio Department of Insurance. Based on this regulation, ANIC could pay a dividend of approximately $8.8 million without Ohio Department of Insurance approval to ACCEL in 1998.

The Company used a portion of the proceeds from the sale upon closing in January 1998 of the Auto Aftermarket Group to retire the outstanding balance of $15 million of senior notes held by ALIC, who had received them from an unaffiliated company, along with accrued interest of approximately $1.1 million, to make a capital contribution of $3.5 million to ANIC, to pay taxes on the sale of approximately $4.3 million, to transfer $8.8 million in cash to Lyndon in connection with the ceding of the existing vehicle extended service contract business on January 1, 1998 and has utilized the remainder for general corporate purposes.

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

YEAR 2000 CONSIDERATIONS

The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (Year 2000) approaches. The Company's plan for assessment and renovation of these issues is grouped by hardware, system and operating software, application system software, end-user decision support software, telecommunications, office (non-information technology) systems, service provider relationships and business partner relationships. Within each grouping, components representing mission-critical operations to the Company have been prioritized. Hardware, operating software, application software, telecommunications, and key business partner relationships necessary to conduct the basic business of the Company have progressed beyond the renovation phase and are being validated or implemented. Additionally, the Company is performing final assessments of supportive components within each group to verify that normal life cycles and third party provider efforts have matured to compliance levels. The Company expects little renovation will be required from this phase other than completion of its general ledger system implementation which is scheduled for the second quarter of 1999.

Since January 1996, the Company has incurred approximately $120,000 in costs associated with the Year 2000 project. The Company expects to incur approximately $60,000 in remaining costs prior to the project's anticipated completion in the second quarter of 1999. Management is in constant appraisal of the project status and is supportive and committed to successful completion. Based on the Company's current state of readiness and project progress, management has determined that the effect on the Company's financial condition and earnings is not material. Should any of the Company's benchmarks be compromised from the planned completion timetables, the Company has contingency plans in the form of contractual resource relationships, which will be activated to accelerate the delinquent task.

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

PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

   (b) No reports on Form 8-K have been filed by the Registrant during the quarter ended September 30, 1998.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ACCEL INTERNATIONAL CORPORATION





DATED:       November 13, 1998            BY:  /s/ Cindy Moore
          -----------------------              ----------------------------
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
