Form 10-K
period 1998-12-31
ACCEL INTERNATIONAL CORP
filed 1999-03-31
CIK 1985

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

FOR THE TRANSITION PERIOD FROM                  TO
                               -----------------  -----------------
COMMISSION FILE NUMBER 0-8162
                       ------

                         ACCEL INTERNATIONAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                  31-0788334
   -------------------------------                  -------------------
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                  Identification No.)

     12603 S.W. FRWY, STE. 315, STAFFORD, TEXAS         77477
    -------------------------------------------       ----------
    (Address of principal executive offices)          (Zip Code)

                                  281-565-8010
                         -------------------------------
                         (Registrant's Telephone Number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                               Title of each class
                         -------------------------------
                          COMMON STOCK, $.10 PAR VALUE

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The aggregate market value of Common Stock held by non-affiliates on January 31, 1999 was approximately $10,200,000.

As of January 31, 1999, there were 8,554,966 shares of Common Stock, $.10 par value per share outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE:

Not applicable.

                                     PART I

ITEM 1. BUSINESS

(a)              GENERAL DEVELOPMENT OF BUSINESS

ACCEL International Corporation ("ACCEL") is an insurance holding company incorporated in Delaware in June 1978 as the successor to an Ohio corporation, formerly Acceleration Corporation, organized in 1969. Unless the context requires otherwise, the "Company" includes ACCEL and its subsidiaries. The Company, through its subsidiary, Acceleration National Insurance Company ("ANIC"), is engaged in the underwriting and sale of property/casualty insurance products, concentrating on commercial lines of business. The Company offers various policies covering trucking, charter buses, and limousines, as well as other specialized products tailored to groups such as crane operators and gun dealers. The Company offers these products through general agents ("GA").
See NARRATIVE DESCRIPTION OF BUSINESS for further information.

In addition to property and casualty insurance products, the Company historically sold, principally through automobile dealers, credit life and credit accident and health insurance and extended service contracts (collectively the "Auto Aftermarket Group"). Effective December 31, 1997, the Company sold its entire Auto Aftermarket Group to Lyndon Insurance Group, Inc., Lyndon Life Insurance Company and Lyndon Property Insurance Company, all of which are subsidiaries of Frontier Insurance Group, Inc. (collectively, "Lyndon"), for approximately $41 million (the "Lyndon Transaction"). As a result of the Lyndon Transaction, the Company ceased to be engaged in the Auto Aftermarket Group, which businesses are described below under "NARRATIVE DESCRIPTION OF BUSINESS - Discontinued Operations and Disposed Lines of Business".

(b)              FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company operates predominantly in the property and casualty insurance segment with a second segment for Corporate which includes Accel's equity method investment in USA Insurance Group, Inc. (see "Note C" in the Notes to Consolidated Financial Statements) and other corporate investments. See NARRATIVE DESCRIPTION OF BUSINESS and "Note K" in the Notes to Consolidated Financial Statements.

(c)              NARRATIVE DESCRIPTION OF BUSINESS

GENERAL

The Company's property and casualty segment consists of coverages for long haul trucking, charter buses and limousines, as well as specialized products tailored for crane operators and gun dealers, all of which coverages are sold through GAs. Also included are lines previously discontinued which include commercial multi-peril, farmowners' multi-peril, ancillary inland marine and realtors' errors and omissions coverages ("REO"). The Company's property and casualty segment also includes extended service contracts which were insured by ANIC and sold primarily through automobile dealers, and which were wholly reinsured on January 1, 1998 as part of the Company's sale of the Auto Aftermarket Group to Lyndon.

Premiums for the Company's long haul trucking and charter bus line comprised
82.4 %, 74.1% and 53.8% of the Company's gross premiums written from continuing operations in 1998, 1997 and 1996, respectively. Extended service contracts (which the Company sold as a result of the Lyndon Transaction) represented 15.4%, 23.8%, and 32.7% of the Company's gross premiums written from continuing operations in 1998, 1997 and 1996, respectively. The extended service contract business was ceded 100% to Lyndon effective as of January 1, 1998.

The Company's property and casualty business is conducted through ANIC. ANIC has licenses to conduct business in 47 states and the District of Columbia. The majority of the Company's direct premiums written in 1998, 1997 and 1996 were derived from sales in Florida (16.2%, 16.7% and 9.0%, respectively), Ohio (6.8%, 12.5% and 23.5%, respectively), New Jersey (8.4%, 2.4% and .1%, respectively), Georgia (4.6%, 12.1% and 18.6%, respectively), New York (19.2%, 11.8% and 1.1%
respectively) and Virginia (7.0%, 10.4% and 8.0%, respectively). During 1995 and early 1996, ANIC was subject to a re-qualification requirement in the state of Michigan. The re-qualification was denied. Therefore, as of March 1996, ANIC was no longer licensed in Michigan, and accordingly discontinued writings in said state.

CONTINUING OPERATIONS

General. As a result of the Lyndon Transaction, the Company ceased to be engaged in the Auto Aftermarket Group, which is described below under Discontinued Operations and Disposed Lines of Business. The Company intends to use its remaining resources to seek to develop and expand the property and casualty insurance business of ANIC as described below.

Commercial Auto Liability. In 1996, the Company began offering coverage to operators of long haul trucks and charter buses. The program is marketed by a GA, Transportation Insurance Specialists ("TIS"), and its affiliate, Countrywide Insurance Agency, Inc., which have extensive experience in this product line. Commercial automobile liability insurance has become one of the Company's primary product lines. Gross premiums written marketed by these agencies for the Company for this product line were approximately $35.7 million, $30.3 million and $13.8 million in 1998, 1997 and 1996 respectively (see "Note F" in the Notes to Consolidated Financial Statements).

New Property and Casualty Products. In 1997, the Company commenced new marketing initiatives for certain property and casualty products including a package policy for crane operators consisting of general liability, inland marine and commercial auto coverages. The Company's crane program is targeted toward qualified operators who lease cranes for specific projects. The Company uses an independent administrator, The Crane Institute in Maitland, Florida, to conduct underwriting survey work and loss control in this specialized field. The Company's business strategy for this product line is to achieve slow controlled growth with extensive underwriting reviews. Direct premiums written by the Company for this product line in 1998 were approximately $485,000 as compared to $198,000 in 1997.

DISCONTINUED OPERATIONS AND DISPOSED LINES OF BUSINESS

The Lyndon Transaction. As noted above, effective as of December 31, 1997, the Company consummated the sale of its entire Auto Aftermarket Group, consisting of credit insurance and extended service contracts sold primarily through automobile dealers, to Lyndon for approximately $41 million in cash. More specifically, such transaction included (i) the sale by the Company to Lyndon Insurance Group, Inc. and Lyndon Life Insurance Company of all the outstanding capital stock of the Company's wholly owned subsidiaries, Acceleration Life Insurance Company ("ALIC"), Acceleration National Service Corporation ("ANSC") and Dublin International Limited ("Dublin") and (ii) the sale by the Company's wholly owned subsidiary, ANIC, to Lyndon Property Insurance Company ("Lyndon Property"), of ANIC's vehicle extended service contract business. See "Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and "Note B" to the Notes to Consolidated Financial Statements. As a result of the Lyndon Transaction, the Company ceased to be engaged in the Auto Aftermarket Group businesses. In connection with the Lyndon Transaction, Lyndon Property and ANIC entered into two reinsurance agreements effective January 1, 1998 pursuant to which ANIC ceded to Lyndon Property and Lyndon Property assumed and reinsured the extended service programs and all insurance policies issued after the closing date of the Lyndon Transaction by Lyndon Property in the name of ANIC.

The Company recognized a gain on the sale of the Auto Aftermarket Group in 1997 totaling $3.2 million after federal income taxes. The gain on sale was reflected in the accompanying Consolidated Statement of Operations in 1997 as a gain from continuing operations of $10.3 million from the sale of ANIC's vehicle extended service contract business and ANSC and a loss from discontinued operations of $7.1 million from the sale of ALIC and Dublin (excluding the provision for operating loss of $495,000 during the phase-out period). See "Note B" to the Notes to Consolidated Financial Statements.

Extended Service Contracts. Prior to the sale of the Company's Auto Aftermarket Group to Lyndon, the Company sold extended service contracts under the name "Co$tguard" which covered the cost of labor and certain parts for the repair of automobiles and watercraft. In addition, the Company agreed to sell extended service contracts for a period of eighteen months following closing of the sale to Lyndon which period expires in July 1999 with the underlying business being fully ceded to Lyndon Property. The Company's product covered towing, rental car reimbursement and other benefits during the entire contract term and enabled a purchaser to obtain from the selling dealer a service contract covering the cost (in excess of a deductible amount where applicable) of repairs to covered parts subsequent to the expiration of the applicable manufacturer's warranty. The Company marketed its extended service contracts primarily through the same group of automobile dealers who marketed the Company's credit insurance. The extended service contract program was marketed on a net cost basis to automobile dealers who then established the retail price for the contract. The net cost paid by the dealer included (i) the premiums for a contractual liability policy provided the dealer by ANIC and (ii) administrative and marketing fees. In 1998, 1997 and 1996, the program accounted for approximately 15.4%, 23.8% and 32.7%, respectively, of the Company's gross premiums written from continuing operations.

EMPLOYEES

As of December 31, 1998, the Company employed 28 full-time equivalent employees compared to 37 (excluding 57 individuals who ceased to be employed by the Company as a result of the Lyndon Transaction) as of December 31, 1997.

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

Generally, the net assets of ANIC available for transfer to ACCEL are limited to the amounts that ANIC's net assets, as determined in accordance with statutory accounting practices, exceed minimum statutory capital and surplus requirements; however, payments of such amounts as dividends are currently subject to regulation by Ohio law. The regulation limits the annual dividend or distribution of an insurer to the greater of (1) net income of the previous year or (2) 10% of unassigned surplus as of the end of the previous year. In addition, all dividends must come from earned surplus to qualify as a non-extraordinary dividend. Amounts greater than this would be considered extraordinary dividends and could not be paid without permission of the Department of Insurance of the State of Ohio ("Ohio Department"). Based on this regulation, any dividend distribution by ANIC in 1999 would be subject to the approval of the Ohio Department.

The Ohio Department imposes risk based capital ("RBC") requirements on insurance enterprises, including ANIC. The RBC Model serves as a benchmark for the regulation of property/casualty insurance companies by state insurance regulators. RBC provides for targeted surplus levels based on formulas which specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk, and are set forth in the RBC requirements. Such formulas focus on four general types of risk: (a) the risk with respect to the company's assets (asset or default risk);
(b) the risk of default on amounts due from reinsurers, policyholders or other creditors (credit risk); (c) the risk of under-estimating liabilities from business already written or inadequately pricing business to be written in the coming year (underwriting risk); and, (d) the risk associated with items such as excessive premium growth, contingent liabilities and other items not reflected on the balance sheet (off-balance sheet risk). The amount determined under such formulas is called the authorized control level RBC ("ACLC").

The RBC guidelines define specific capital levels based on a company's ACLC that are determined by the ratio of the company's total adjusted capital ("TAC") to its ACLC. TAC is equal to statutory capital, plus or minus certain other specified adjustments. The specific capital levels, in declining order, and applicable ratios are generally as follows: "Company Action Level" where TAC is less than or equal to 2.0 times ACLC; "Regulatory Action Level" where TAC is less than or equal to 1.5 ACLC; "Authorized Control Level" where TAC is less than or equal to 1.0 times ACLC; and, "Mandatory Control Level" where TAC is less than or equal to 0.7 times ACLC. Companies at the Company Action Level must submit a comprehensive financial plan to the insurance commissioner of the state of domicile. Companies at the Regulatory Action Level are subject to a mandatory examination or analysis by the commissioner and possible required corrective actions. At the Authorized Control

Level, a company is subject to, among other things, the commissioner placing it under regulatory control. At the Mandatory Control Level, the insurance commissioner is required to place a company under regulatory control.

The level of ANIC's ACLC was affected in 1998 by the cession on January 1, 1998 of unearned premium reserves totaling $13,867,000 for the vehicle extended service contract business in conjunction with the sale of the vehicle extended service contract business to Lyndon Property on December 31, 1997 as discussed in "Note B" in the Notes to Consolidated Financial Statements. The cession of the unearned premium reserves reduced net written premiums, which negatively impacted the RBC calculation. At December 31, 1998, ANIC's TAC as included in the 1998 statutory annual statement was $16,010,000 or 1.1 times its ACLC. Accordingly, ANIC is within the Regulatory Action Level. Excluding the cession of the vehicle extended service contract business, ANIC would have exceeded all required RBC levels at December 31, 1998.

The Company has been in discussions with the Ohio Department regarding its 1998 RBC calculation due to the aforementioned effect of the reinsurance cession. The Ohio Department currently is not requiring the Company to file a RBC comprehensive financial plan or invoking other remedies available under prescribed statutes. The Company anticipates no significant regulatory action as a result of the 1998 RBC calculation.

ITEM 2.  PROPERTIES

The Company's executive offices are located at 12603 Southwest Freeway, Suite 315, Stafford, Texas, 77477. The Company leases approximately 7,000 square feet at this location with annual rental on a five-year lease expiring in September 2000 of approximately $70,000. As of December 31, 1998, the Company's legal and information systems departments are located at 475 Metro Place North, Dublin, Ohio. The Company leases approximately 6,000 square feet in Dublin, Ohio, under a five-year lease expiring in July 2001 at an annual rental of approximately $65,000. Effective in March 1999, the lease in Dublin, Ohio was cancelled and the legal and information systems departments relocated to 2550 Corporate Exchange Drive, Columbus, Ohio.

ITEM 3.  LEGAL PROCEEDINGS

Due to the nature of its operations, the Company, is at all times subject to pending and threatened legal actions that arise in the normal course of its activities. In management's evaluation of certain pending matters, based on the advice or information and analysis of outside counsel, the accompanying consolidated financial statements would not be materially affected by the outcome of any legal proceedings or contingent liabilities, except that recent developments in the long-term care insurance litigation discussed below involve one or more theories of damages which if decided against defendants, including the Company, might ultimately prove material.

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

In early 1998, the Superintendent of Insurance of the State of New York, as Liquidator of Galaxy and Administrator of the Guaranty Fund ("Superintendent"), filed suit against ANIC in New York State Supreme Court. The complaint alleged, among other things, breach of contract and demanded that ANIC specifically perform its alleged obligations under the Certificates. The complaint asked for an amount in excess of $6.5 million in damages.

As reflected above, the suit requested indemnification or reimbursement for the claims paid or to be paid by the Guaranty Fund to Galaxy insureds on policies which may have been covered by the Certificates. ANIC has maintained that the Guaranty Fund does not have the right to seek indemnification unless the terms and conditions of validly issued Certificates have been strictly complied with. Accordingly, ANIC filed for dismissal of the suit which motion was granted by the Court on October 6, 1998. Thereafter, the Superintendent moved to reargue and renew his opposition to ANIC's motion to dismiss. By an Order dated February 23, 1999, the Court denied the Superintendent's motion to reargue. No decision has yet been rendered on the motion to renew. The Superintendent also filed a Notice of Appeal of the Court's Decision and Order dismissing the complaint. ANIC will continue to defend vigorously against the Superintendent's lawsuit.

In November 1997, suit was filed against ALIC by three long-term care policyholders seeking to represent a class of North Dakota policyholders alleging breach of contract, fraud and misrepresentation regarding an alleged promise not to raise premiums "too much". Said long-term care insurance business was entirely reinsured to and assumed by Commonwealth Life Insurance Company ("Commonwealth") of Louisville, Kentucky, in 1991. The matter was tendered to Commonwealth to defend on behalf of ALIC pursuant to the applicable provisions of the reinsurance agreement between the parties, and Commonwealth also tendered the matter back to ALIC.

The allegations of fraud and misrepresentation at the time of sale of the long-term care policies are based on alleged statements that premiums "would not be raised too much" even though the policy on its face stated that the "Company reserves the right to increase premiums at anytime." Moreover, premiums were increased subsequent to the reinsurance of the business to Commonwealth by ALIC, and the increases appear to have been approved by the
proper regulatory authority.   Plaintiffs amended their complaint to set forth
allegations that the policies were intentionally underpriced and/or poorly underwritten, so as to justify premium increases and induce policy lapses. The Company and Commonwealth are cooperating to vigorously defend the matter. Joint motions to dismiss and to strike the class action allegations were filed in the U.S. District Court, District of North Dakota, Southeastern Division. The Court acted to deny all pending motions without prejudice to refiling until development of the record occurred. The parties have undertaken to conduct discovery to develop the record as directed by the Court. Based thereon, the Company filed a motion for summary judgment. On March 16, 1999, the Court issued a Memorandum and Order denying Defendant's motion for summary judgment and granting Plaintiff's motion for class certification. The Company has petitioned for interlocutory appeals of both rulings. These recent developments involve one or more theories of damages which if decided against defendants, including the Company, might ultimately prove material although management cannot currently estimate a range of potential loss. In the event the plaintiffs prevail, the Company believes that it has a basis on which to seek indemnification from Commonwealth.

On March 3, 1999, a complaint was filed in the Circuit Court of Pinellas County, Florida to represent a class of all Florida purchasers of long-term care insurance sold by ALIC. The allegations are similar to the allegations in the North Dakota litigation above. No response to the complaint has yet been filed by the Company. The Company intends to deny any liability therein and to continue to defend its interests vigorously in these matters.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

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

             1998               High              Low                    1997                  High               Low
             ----               ----              ---                    ----                  ----               ---
         4th Quarter            3.375             2.125                4th Quarter           $3.813             $3.375
         3rd Quarter            3.375             2.188                3rd Quarter            4.125              3.500
         2nd Quarter            3.500             2.875                2nd Quarter            3.125              2.875
         1st Quarter            3.500             3.063                1st Quarter            3.250              2.813

(b) The approximate number of holders of record of ACCEL's common stock ($.10 par value) as of January 31, 1999, was 574 holders.

(c)      Dividends paid on common stock:

              1998 and 1997-- 0 per share

Restrictions on present or future ability to pay dividends: Since June 1992, ACCEL's Board of Directors have suspended payment of cash dividends on the common stock until the Company returns to a level of profitability which will sustain such payments.

ITEM 6. SELECTED FINANCIAL DATA

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                                        1998           1997           1996           1995            1994**
                                                    -----------------------------------------------------------------------
                                                            (Thousands of dollars, except per share data & ratios)
Gross premiums written                              $  43,285       $  40,897      $  25,629      $  12,371       $  60,504
Premiums ceded                                        (24,476)        (17,118)        (9,416)        (5,435)        (12,495)
Net premiums written                                   18,809          23,779         16,213          6,936          48,009
Premiums earned                                        18,824          18,717         12,466          7,459          47,600
Net investment income:
     Interest and dividends                             2,150           1,939          1,692          1,570           6,678
     Realized gains (losses)                              (44)          1,051            432            201             808
Total revenue                                          21,307          35,286         21,529         11,653          57,519
Loss and loss adjustment expenses                      22,051          15,373         10,145          6,878          24,997
Income (loss) before taxes
     and other items                                  (10,721)          8,116          1,370         (3,601)         (4,905)
Income (loss) from continuing operations              (10,451)          7,015          1,327         (2,964)             --
Income (loss) from discontinued operations                 --          (5,900)           646          1,504              --
Extraordinary item                                         --              --            131             --              --
Net income (loss)                                     (10,451)          1,115          2,104         (1,460)         (5,238)
Earnings per common share--basic:
     Income (loss) from continuing operations           (1.22)            .82            .23           (.67)             --
     Income (loss) from discontinued operations            --            (.69)           .11            .34              --
     Extraordinary item                                    --              --            .02             --              --
     Net income (loss)                                  (1.22)            .13            .36           (.33)          (1.18)
Earnings per common share--assuming dilution:
     Income (loss) from continuing operations           (1.22)            .82            .23           (.67)             --
     Income (loss) from discontinued operations            --            (.69)           .11            .34              --
     Extraordinary item                                    --              --            .02             --              --
     Net income (loss)                                  (1.22)            .13            .36           (.33)          (1.18)
At end of year:
     Invested assets                                   36,294          33,921         30,302         23,697          98,189
     Total assets                                      94,618         104,094        191,325        183,507         179,948
     Policy reserves
         and liabilities                               61,984          52,014         31,945         21,942         106,936
     Notes payable                                         --              --         15,000         22,531          18,462
     Common stockholders' equity                       23,101          33,589         31,641         20,560          15,366

Return on average common
     stockholders' equity                              (36.87)%        3.42 %         8.06 %          (8.13)%        (23.84)%

Book value per common share                         $    2.70       $    3.88      $    3.68      $    4.62       $    3.46

Note: Net income (loss) per share reflects the adoption of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 128, Earnings per Share ("EPS"). Both basic EPS and EPS assuming dilution have been presented accordingly.

**  1994 has not been restated for discontinued operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS FOR THE THREE YEARS ENDED DECEMBER 31, 1998

OPERATING RESULTS AND DISCONTINUED OPERATIONS

The Company's loss before income taxes for 1998 was $10.7 million. A major factor affecting the loss was adverse development of insurance losses (excluding unallocated loss adjustment expense) of $4.2 million, of which $3.1 million related to commercial auto and $1.1 million related to lines of business in run-off. The adverse development for commercial auto of $3.1 million consisted primarily of a revision of the actuarial ultimate losses in 1998 for the 1996 and 1997 loss years. This adverse development was attributable to certain types of commercial auto insurance which the Company is no longer writing, including large fleets, paratransit vehicles and business in under-performing territories. The Company is focusing its ongoing efforts in commercial auto on insuring charter buses and small fleets which the Company defines as fleets of 1 to 25 vehicles. The Company's primary product line, commercial auto, produced a negative underwriting margin of $6.4 million in 1998 including the effects of the loss development.

Also contributing to the loss before income taxes in 1998 were $.9 million loss incurred on discontinued lines of business, primarily consisting of agriculture, realtors' errors and omissions and auto dealership coverages; general and administrative expenses of $5.6 million; taxes, licenses and fees other than premium taxes of $.4 million; and deficit in the income of an affiliated company of $.2 million offset by net investment income of $2.2 million and other income of $.6 million.

Commercial auto produced gross premiums of $35.7 million in 1998 compared to $30.3 million and $13.8 million in 1997 and 1996, respectively. The Company's other products within the property and casualty segment (excluding extended service contracts which were sold to Lyndon effective December 31, 1997) continued their growth, producing $1.5 million in gross premiums written in 1998 compared to $.4 million and $.1 million in 1997 and 1996, respectively.

On October 20, 1997, ACCEL entered into agreements to sell to Lyndon Insurance Group, Inc. and Lyndon Life Insurance Company (collectively, "Lyndon") the outstanding capital stock of ALIC, ANSC and Dublin (collectively, the "Target Corporations") for $30.2 million in cash and to sell to Lyndon Property Insurance Company ("Lyndon Property") the vehicle extended service contract business of ACCEL's wholly owned subsidiary, ANIC, for $10.3 million in cash. The sale was effective December 31, 1997.

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

The "receivable from sale of discontinued and disposed of operations" ("receivable from sale") of approximately $.7 million as of December 31, 1998 represents the difference of approximately $.5 million between the net sales price of $41 million and the initial sales price of $40.5 million and approximately $.2 million related to the cession of vehicle extended service contract reserves to Lyndon Property. The receivable from sale of approximately $25 million as of December 31, 1997, represents the net sales proceeds of $41 million less the note payable and accrued interest of $16 million transferred to ALIC by an unaffiliated company on December 31, 1997. The Company has filed a legal action seeking declaratory judgment relief relating to a disagreement with Lyndon concerning the exact amount of the net sales price. Accordingly, the receivable from sale may be more or less than $.7 million. The Company believes the resolution of the matter will not have a material adverse effect on the financial condition or results of operations of the Company.

As discussed further below, the after-tax net gain in 1997 on sale of the Auto Aftermarket Group was $3.2 million which was comprised of $10.3 million in continuing operations and ($7.1 million) in discontinued operations (excluding the provision for operating loss of $495,000 during the phase-out period). The gain was based upon the purchase price of approximately $41 million offset by the Company's equity in the sold subsidiaries of approximately $32.1 million, the write-off of goodwill related to ALIC of $.6 million, costs associated with the sale of $.8 million and federal income taxes related to the sale of $4.3 million.

Upon consummation of the aforementioned sale, the Company ceased to be engaged in the Auto Aftermarket Group business. The consolidated financial statements of the Company for 1997 and 1996 reflect the disposition of ALIC and Dublin which comprised the Life/Health business segment. Accordingly, the revenues, benefits and expenses, assets and liabilities, and cash flows of ALIC and Dublin have been excluded from the respective captions in the consolidated statements of operations, consolidated balance sheets and consolidated statements of cash flows. The net operating results of these entities have been reported, net of applicable income taxes, as "Income from discontinued operations"; the assets and liabilities of these entities have been reported as "Assets of discontinued operations" and "Liabilities of discontinued operations"; and the net cash flows of these entities have been reported as "Net cash (used in) provided by discontinued operations."

The gain of $10.3 million from the sale of the vehicle extended service contract business was reflected within continuing operations of the Company in 1997 as a result of this business comprising only a portion of the Company's property and casualty business segment. Income before federal income taxes related to the vehicle extended service contract business included in continuing operations was $360,000 and $740,000 for 1997 and 1996, respectively.

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

The Company's income before income taxes, discontinued operations, and extraordinary item for 1996 was $1.4 million. This income is primarily the result of the recognition of $4.3 million of other income related to a legal settlement. In 1996, particularly in the first half, the Company continued to experience adverse loss development on discontinued lines of business in the property and casualty segment. Adverse development on the farmowners and related discontinued lines amounted to $800,000.

REVENUE

Gross premium writings for 1998 were $43.3 million compared to $40.9 million and $25.6 million for 1997 and 1996, respectively. Premiums written increased from 1997 by $5.4 million for commercial auto and $1 million for other property and casualty programs offset by a decrease of $3.9 million for the vehicle extended service contract program which was fully ceded to Lyndon Property. The increase in premiums written in 1997 compared to 1996 was primarily the result of increases of $16.8 million for the new property and casualty programs and $1.4 million for the vehicle extended service contract program. See Table II following the narrative in Management's Discussion and Analysis.

Net premium earned was $18.8 million, $18.7 million and $12.5 million for 1998, 1997 and 1996, respectively. Commercial auto net premium earned was $18.3 million, $11.2 million and $5 million in 1998, 1997 and 1996, respectively. The total net premium earned was comparable in 1998 and 1997 as the increase in commercial auto net premium earned offset the decrease of $6.2 million in the extended service contract line. The increase in 1997 as compared to 1996 was due to the development and expansion by the Company into property and casualty lines of business.

EXPENSES AND OTHER

The net loss and loss adjustment expense ratios increased to 117.1% in 1998 from 82.1% in 1997 due to losses incurred in the commercial auto line and the resulting reserve strengthening. The net loss and loss adjustment expense ratios remained relatively consistent at 82.1% in 1997 compared to 81.4% in 1996. See Table I following the narrative in Management's Discussion and Analysis for further information on key operating ratios and see Table III for reserve development for the preceding ten years and a reconciliation of the beginning and ending liability for unpaid losses and loss adjustment expense.

The effect of the Company's material lines of business that are in runoff was as follows for 1998: net incurred losses and loss adjustment expenses ("LAE") for the discontinued REO line of business were $245,000 in relation to zero earned premium. The total number of open claims at December 31, 1998 was 7 and the related reserves were $90,000. Net incurred losses and LAE for the discontinued agriculture lines of business at December 31, 1998 were $541,000. The net impact on the Company's loss ratio and net loss for these two discontinued lines of business in 1998 was approximately 4% and $.7 million loss, respectively.

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

A positive impact on 1997 earnings was the level of service fees on the extended service contracts which increased to $3.1 million in 1997 from $2.5 million in 1996. This increase was due to an overall increase in the fee levels as opposed to an increase in contract volume. These service fees were non-recurring in 1998 due to the sale of the extended service contract business to Lyndon Property as discussed previously.

Commissions and selling expenses as a percent of gross premiums written decreased to 17.0% in 1998 from 22.2% in 1997 and 21.2% in 1996. This decrease in 1998 is due largely to commercial auto becoming the predominant product line for the Company. Commercial auto has significantly lower acquisition costs than the Company's extended service contract business which was fully ceded to Lyndon effective January 1, 1998.

Reinsurance expense recoveries increased $1.8 million in 1998 and $1.7 million in 1997 due to the increase in the long-haul trucking business written and reinsurance agreements in place on this business.

The Company's general and administrative expenses increased in 1998 by $.8 million or 18% and increased $1 million or 25% between 1997 and 1996. A factor affecting the comparison of general and administrative expenses in 1998 to previous years was the allocation of overhead expenses in previous years among the Company and its subsidiaries sold effective December 31, 1997. In 1998, the overhead expenses were fully absorbed by the Company. The increase in 1998 was primarily due to increased salaries of $.6 million of which the majority related to the change in allocation as previously discussed, increased legal fees of $.2 million, increased underwriting costs and association dues of $.1 million each which were both the result of increased commercial auto premium writings since 1996 and various other expenses totaling $.3 million. These increases were offset by decreased consulting fees of $.2 million and $.3 million in expense reimbursements received from Lyndon in connection with Lyndon's usage of the Company's information systems.

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

Effective April 1, 1998, the Company purchased a 25% interest in the common stock of USA Insurance Group, Inc. ("USAIG"), the parent company of Transportation Insurance Services, the Company's general agent, and a 50% shareholder in Countrywide Insurance Agency, Inc., for $5 million. This investment is accounted for using the equity method. At December 31, 1998, the investment in USAIG exceeded the Company's share of the underlying net assets by $4.1 million and is being amortized on the straight-line method over 10 years based upon a review of the operations, including a persistency review of USAIG's producing sub-agents. The Company recorded a net expense of $189,000 in 1998 for its investment in USAIG that is comprised of its share of USAIG's earnings of $142,000 offset by amortization of $331,000.

STRATEGIC PARTNERSHIP

The Company's Board of Directors has engaged Advest, Inc., an investment banking firm, to assist the Company in finding a strategic partner or purchaser for itself or its insurance subsidiaries, with an eye to enhancing overall shareholder value.

LIQUIDITY, CAPITAL RESOURCES AND OTHER

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

The Company maintains liquidity in its investment portfolio to generally correspond with the liabilities outstanding on its lines of business. At December 31, 1998, the estimated duration of the Company's fixed income investment portfolio was 2.3 years while the estimated liability duration was approximately 1.4 years. Currently, an interest rate change of 1% would impact the fair value of the fixed maturity portfolio and stockholders' equity by a decline of approximately $.8 million if interest rates rose and an increase of approximately $.7 million if interest rates declined.

The Company's "available for sale" fixed maturity securities at December 31, 1998 included $4.6 million of mortgage-backed securities, $2 million of collateralized mortgage obligation securities and $12.7 million of asset-backed collateralized securities. The mortgage and asset-backed securities are subject to risks associated with variable prepayments. As such, those securities may have a different actual maturity and yield than planned at the time of purchase. The degree to which a security is susceptible to either gains or losses is influenced by the difference between its amortized cost and par value, relative sensitivity of the underlying mortgages to prepayment risk in a changing interest rate environment and relative priority of the securities in the overall securitization.

The Company limits the extent of its risks on fixed maturity securities by generally avoiding securities whose cost significantly exceeds par, by purchasing securities which are backed by stable collateral, and by concentrating on securities that have either a planned amortization or sequential pay classes. The collateralized mortgage obligations and asset backed securities owned have primarily short to intermediate average lives. At December 31, 1998, the Company did not have a significant amount of higher risk mortgage or asset backed securities which had a significant risk of loss or principal. There are negligible default risks on the mortgage and asset backed security portfolios as a whole as the vast majority of the assets are either guaranteed by U. S. government-sponsored entities or are supported in the securitization structure by junior securities enabling the assets to achieve high investment grade status. The Company's collateralized mortgage obligations and asset backed securities are predominantly sequential pay with little or no exposure to interest only obligations ("IOs") or inverse IOs.

Ohio domiciled insurance companies are subject to Ohio law which regulates the ability of insurance companies to pay dividends. The regulation limits the annual dividend or distribution of an insurer to the greater of (1) net income of the previous year or (2) 10% of unassigned surplus as of the end of the previous year. In addition, all dividends must come from earned surplus to qualify as a non-extraordinary dividend. Amounts greater than this would be considered extraordinary dividends and could not be paid without permission of the Ohio Department. Based on this regulation, ANIC would require Ohio Department approval to pay any dividend to ACCEL during 1999. See "Note O" in the Notes to Consolidated Financial Statements for a discussion regarding Risk Based Capital.

Upon closing in January 1998 of the sale of the Auto Aftermarket Group, the Company used a portion of the proceeds to retire the outstanding balance of $15 million of senior notes held by ALIC, which had received them from an unaffiliated company, along with accrued interest of approximately $1.1 million, to make a capital contribution of $3.5 million to ANIC, to pay taxes on the sale of approximately $4.3 million, to transfer $8.8 million in cash to Lyndon in connection with the ceding of the existing vehicle extended service contract business on January 1, 1998 and utilized the remainder for general corporate purposes.

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

Due to the nature of its operations, the Company is at all times subject to pending and threatened legal actions that arise in the normal course of its activities. For information regarding legal proceedings involving the Company including developments relating to the insolvency of Galaxy Insurance Company (a subsidiary of the Company) and a suit against ALIC, who has been indemnified by the Company, by three long-term care policyholders, see "Note M" in the Notes to Consolidated Financial Statements.

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of income and its components (revenue, expenses, gains, and losses) in a full set of general-purpose financial statements. The Company adopted SFAS No. 130 as of January 1, 1998 and has presented comprehensive income for all periods presented in the Consolidated Statements of Common Stockholders' Equity.

In June 1997, the FASB issued SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, which changes the way public companies report information about operating segments. SFAS No. 131, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services major customers, and the material countries in which the entity holds assets and reports revenue. The Company adopted SFAS No. 131 as of January 1, 1998. Comparative information for 1997 and 1996 has been restated.

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. The Company does not expect the adoption of SFAS No. 133 to have a material impact on its consolidated financial statements because the Company does not currently hold any derivative instruments.

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

The National Association of Insurance Commissioners ("NAIC") has completed and adopted a project to codify statutory accounting principles with a provision for commissioner discretion in the determination of appropriate statutory accounting for insurers. Although the NAIC has indicated that January 1, 2001 is the expected date of implementation, the implementation is ultimately dependent upon the insurer's state of domicile. Implementation of the codified statutory principles may affect the surplus level of ANIC on a statutory basis. Management is unable at this time to determine what impact, if any this project will have on the statutory surplus of ANIC.

YEAR 2000 CONSIDERATION

The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (Year 2000) approaches. The Company's plan for assessment and renovation of these issues is grouped by hardware, system and operating software, application system software, end-user decision support software, telecommunications, office (non-information technology) systems, service provider relationships and business partner relationships. Within each grouping, components representing mission-critical operations to the Company have been prioritized. Hardware, operating software, application software, telecommunications, and key business partner relationships necessary to conduct the basic business of the Company have progressed beyond the renovation phase and are being validated or implemented. Additionally, the Company is performing final assessments of supportive components within each group to verify that normal life cycles and third party provider efforts have matured to compliance levels. The Company expects little renovation will be required from this phase other than completion of its general ledger system implementation which is scheduled to be completed by the end of the second quarter of 1999.

Since January 1996, the Company has incurred approximately $120,000 in costs associated with the Year 2000 project. The Company expects to incur approximately $60,000 in remaining costs prior to the project's anticipated completion by the end of the second quarter of 1999. Management is in constant appraisal of the project status and is supportive and committed to successful completion. Based on the Company's current state of readiness and project progress, management has determined that the effect on the Company's financial condition and earnings is not material. Should any of the Company's benchmarks be compromised from the planned completion timetables, the Company has contingency plans in the form of contractual resource relationships, which will be activated to accelerate the delinquent task.


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

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                     TABLE I

        Several key operating ratios of the Company are as follows:

                                                                        Consolidated Results
                                                              (Thousands of dollars, except ratios)
                                                                1998           1997           1996
                                                             ---------      ---------      ---------
        Gross premiums written                               $  43,285      $  40,897      $  25,629
        Net premiums earned                                  $  18,824      $  18,717      $  12,466
        RATIOS:
            Loss and LAE incurred to net premiums earned         117.1%          82.1%          81.4%
            Commissions and selling expenses and
                general and administrative expenses
                to gross premiums written                         30.0%          33.9%          36.1%
            Commissions and selling expenses,
                reinsurance expense recovery
                and change in deferred policy
                acquisition costs to net premiums earned          14.8%          22.9%          25.0%
            Taxes, licenses and fees to gross
                premiums written                                   3.6%           3.2%           4.3%

                                    TABLE II
                        Changes in Gross Premiums Written
                             Year Ended December 31
                      (Thousands of dollars, except ratios)

                                                                                1998                       1997
                                                                                 vs.           %            vs.            %
Gross Premiums Written                    1998        1997         1996         1997         Change        1996         Change
======================                 =======================================================================================
Continuing lines of business:
   Commercial auto                     $ 35,678     $ 30,293     $ 13,793     $  5,385       17.8 %      $ 16,500      119.6 %
   Commercial multi-peril                   543          215          100          328      152.6 %           115      115.0 %
   Extended service contracts             5,821        9,744        8,375       (3,923)       (40.3)%       1,369       16.3 %
   Other property/casualty lines            958          230           18          728      316.5 %           212     1177.8 %
                                       --------     --------     --------     --------     --------      --------     --------
       Total continuing lines            43,000       40,482       22,286        2,518        6.2 %        18,196       81.6 %
                                       --------     --------     --------     --------     --------      --------     --------

Discontinued lines of business
 included in continuing operations:
   Medical and miscellaneous
       life and health                      306          441        1,985         (135)       (30.6)%      (1,544)       (77.8)%
   Vendor's single interest                 (21)         (35)         (59)          14        (40.0)%          24        (40.7)%
   Agriculture, REO and other
       property & casualty                   --            1          362           (1)      (100.0)%        (361)       (99.7)%
   Other                                     --            8        1,055           (8)      (100.0)%      (1,047)       (99.2)%

                                       --------     --------     --------     --------     --------      --------     --------
Total discontinued lines                    285          415        3,343         (130)       (31.3)%      (2,928)       (87.6)%
                                       --------     --------     --------     --------     --------      --------     --------
Gross premiums written
   from continuing operations          $ 43,285     $ 40,897     $ 25,629     $  2,388          5.8%     $ 15,268         59.6%
                                       ========     ========     ========     ========     ========      ========     ========

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                    TABLE III
 Analysis of Loss and Loss Adjustment Expense Development (Thousands of dollars)

                                            1987         1988         1989         1990         1991         1992         1993
                                         ==========================================================================================
Reserves for unpaid losses and loss
     adjustment expenses, net of
     reinsurance recoverable             $  1,548     $  2,266     $  2,978     $  3,415     $ 26,038     $ 15,689     $  9,380

Liability reestimated as of:
     One year later                      $  1,797     $  2,281     $  2,416     $  2,871     $ 31,548     $ 14,945     $  9,335
     Two years later                        1,961        2,262          979        5,386       31,791       15,552       10,036
     Three years later                      1,960        1,495        2,054        5,966       32,387       16,345       11,132
     Four years later                       1,667        2,248        2,172        6,245       32,963       17,195       10,776
     Five years later                       2,068        2,365        2,054        6,502       33,751       16,916       11,240
     Six years later                        2,069        2,302        2,083        6,952       33,529       17,369
     Seven years later                      2,110        2,323        2,121        6,871       33,842
     Eight years later                      2,110        2,372        2,116        7,195
     Nine years later                       2,120        2,418        2,126
     Ten years later                        2,113        2,418

Cumulative redundancy (deficiency)       $   (565)    $   (152)    $    852     $ (3,780)    $ (7,804)    $ (1,680)    $ (1,860)

Cumulative amount of liability paid,
     net of reinsurance recoverables,
     paid through:
     One year later                      $  1,616     $  1,866     $  1,235     $ (9,966)    $ 19,319     $  8,802     $  5,779
     Two years later                        1,960        1,953       (3,875)        (492)      26,487       12,442        7,346
     Three years later                      1,960          367         (164)       3,313       29,815       13,820        9,624
     Four years later                       1,332        1,551        1,373        4,726       30,949       15,834       10,337
     Five years later                       2,003        2,096        1,681        5,477       32,622       16,493       11,040
     Six years later                        2,048        2,207        1,708        6,330       33,126       17,199
     Seven years later                      2,110        2,312        1,921        6,727       33,672
     Eight years later                      2,110        2,323        2,046        7,150
     Nine years later                       2,113        2,418        2,081
     Ten years later                        2,113        2,418

Net reserve - December 31                                                                                              $  9,380
Reinsurance recoverables                                                                                                  1,400
                                                                                                                       --------
Gross reserve                                                                                                          $ 10,780
                                                                                                                       ========

                                             1994         1995         1996         1997         1998
                                         ============================================================
Reserves for unpaid losses and loss
     adjustment expenses, net of
     reinsurance recoverable              $  5,489     $  5,413     $  5,198     $  7,782     $ 16,135

Liability reestimated as of:
     One year later                       $  6,146     $  5,606     $  5,124     $ 12,429
     Two years later                         7,473        5,216        7,468
     Three years later                       7,100        6,227
     Four years later                        8,077
     Five years later
     Six years later
     Seven years later
     Eight years later
     Nine years later
     Ten years later

Cumulative redundancy (deficiency)        $ (2,588)    $   (814)    $ (2,270)    $ (4,647)

Cumulative amount of liability paid,
     net of reinsurance recoverables,
     paid through:
     One year later                       $  2,702     $  3,280     $  3,490     $  6,008
     Two years later                         5,561        4,532        5,567
     Three years later                       6,594        5,837
     Four years later                        7,687
     Five years later
     Six years later
     Seven years later
     Eight years later
     Nine years later
     Ten years later

Net reserve - December 31                 $  5,489     $  5,413     $  5,198     $  7,782     $ 16,135
Reinsurance recoverables                       891        2,238        5,818       14,250       33,389
                                         -------------------------------------------------------------
Gross reserve                             $  6,380     $  7,651     $ 11,016     $ 22,032     $ 49,524
                                         =============================================================



Note: This table excludes the consolidated reserves of Randjill Group, Ltd which was acquired by the Company in 1991 and deconsolidated by the Company in 1994.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

    Reconciliation of Liability for Unpaid Losses and Loss Adjustment Expense

                                                                                1998         1997        1996
                                                                              --------     --------     --------
                                                                                     (Thousands of dollars)
Liability for insurance claims at beginning of year                           $ 22,028     $ 11,016     $  7,653

Less reinsurance recoverables                                                  (14,250)      (5,820)      (2,240)
                                                                              --------     --------     --------

Net balances at beginning of year                                                7,778        5,196        5,413

Loss and loss adjustment expenses incurred:
  Loss and loss adjustment expense incurred for events of the current year      17,330       15,705       10,086

  Loss and loss adjustment expense incurred for events of prior years            4,721         (332)          59
                                                                              --------     --------     --------

Total loss and loss adjustment expenses incurred                                22,051       15,373       10,145

Payments:
  Loss and loss adjustment expenses for insured events
     of the current year                                                         7,616        9,558        7,215
  Loss and loss adjustment expenses for insured events
     in prior years                                                              6,063        3,233        3,147
                                                                              --------     --------     --------

Total payments                                                                  13,679       12,791       10,362
                                                                              --------     --------     --------

Net balances at end of year                                                     16,150        7,778        5,196

Plus reinsurance recoverables                                                   33,385       14,250        5,820
                                                                              --------     --------     --------

Liability for insurance claims at end of year                                 $ 49,535     $ 22,028     $ 11,016
                                                                              ========     ========     ========

The table above reflects increases in the liability for insurance claims in 1998 resulting from the Company's continued expansion into the Commercial Auto business. Maturity of claims for this line of business has resulted in recording in 1998 $3,667,000 in additional policy benefits incurred for prior policy years. Additionally, lines of business discontinued prior to 1995 were reevaluated resulting in the recording in 1998 of $859,000 in additional policy benefits incurred.

ITEM 7A.  QUANITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK MANAGEMENT

The Company is exposed to market risk, including changes in interest rates. To manage the volatility relating to this exposure, the Company manages the duration of its invested assets to stay within a reasonable range of the duration of its liabilities. The Company does not hold or issue derivative instruments. The table below provides information about the Company's other financial instruments that are sensitive to changes in interest rates. The financial instruments are grouped by market risk exposure category. All instruments are denominated in U.S. dollars.

Significant interest rate risk sensitive instruments as of December 31, 1998 were:

                                                                                                        TOTAL
                                                                                                        FAIR
                            1999      2000       2001       2002       2003    Thereafter   TOTAL       VALUE
                            ----      ----       ----       ----       ----    ----------   -----       -----
                                               (Millions of dollars)
INVESTMENTS IN FIXED MATURITY SECURITIES

Principal Amount          $ 3.62     $ 4.45     $ 8.46     $ 4.29     $ 5.01     $ 3.87     $29.70     $30.34

Book Value                  3.61       4.47       8.54       4.35       5.05       3.92      29.95

Average Interest Rate       6.56%      6.85%      6.58%      6.61%      6.56%      6.67%      6.63%      6.27%

SHORT-TERM INVESTMENTS

Principal Amount          $ 1.20         --         --         --         --         --     $ 1.20     $ 1.20

Book Value                  1.20         --         --         --         --         --       1.20

Average Interest Rate       5.12%        --         --         --         --         --       5.12%      5.12%

                           ANNUAL REPORT ON FORM 10-K

                   ITEM 8, ITEM 14(a)(1) and (2), (c) and (d)

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                CERTAIN EXHIBITS

                          FINANCIAL STATEMENT SCHEDULES

                          YEAR ENDED DECEMBER 31, 1998

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ACCEL International Corporation and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                                                        KPMG LLP




Houston, Texas
March 26, 1999

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                December 31,
                                                              1998        1997
                                                            --------    --------
                                                          (Thousands of dollars)
ASSETS

Investments
     Investments available for sale, at fair value:
         Fixed maturities (cost: 1998--$29,953,000;
            1997--$21,614,000)                              $ 30,343    $ 21,789
         Equity securities (cost:  1997--$4,879,000)              --       4,879
         Short-term investments
            (cost:  1998--$1,204,000; 1997--$7,253,000)        1,204       7,253
     Other invested assets                                     4,747          --
                                                            --------    --------
                                                              36,294      33,921

Cash                                                           2,587       1,589

Receivables:
     Premiums in process of transmittal, less
         allowance (1998--$200,000; 1997--$130,000)            7,975      11,633
     Amounts due from reinsurers                              36,877      16,739
     Amounts due from former subsidiaries                         65       1,201
                                                            --------    --------
                                                              44,917      29,573

Accrued investment income                                        282         252
Prepaid reinsurance premiums                                   5,913       9,567
Deferred policy acquisition costs                              2,803       3,112
Equipment--at cost, less accumulated
     depreciation (1998--$1,673,000;  1997--$1,416,000)          474         409
Leasehold improvements, less accumulated amortization
     (1998--$13,000; 1997--$3,000)                                24          35
Receivable from sale of discontinued and disposed
     of operations                                               703      24,987
Other assets                                                     621         649
                                                            --------    --------
                                                              10,820      39,011
                                                            --------    --------




Total assets                                                $ 94,618    $104,094
                                                            ========    ========

                                                                     (Continued)

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                                               December 31,
                                                            1998          1997
                                                          ---------     ---------
                                                          (Thousands of dollars)
     LIABILITIES AND STOCKHOLDERS' EQUITY

     Policy Reserves and Liabilities:
         Unearned premium reserves                        $  12,449     $  29,986
         Insurance claims                                    49,535        22,028
                                                          ---------     ---------
                                                             61,984        52,014
     Other Liabilities:
         Amounts withheld for others                          2,118         2,076
         Deferred reinsurance commissions                     1,508         1,635
         Amounts due reinsurers                               3,583         4,563
         Commissions payable                                     --         2,842
         Accounts payable and other liabilities               2,162         3,097
         Payable to former subsidiaries                           3            --
         Current federal income taxes                           159         4,278
                                                          ---------     ---------
                                                              9,533        18,491
                                                          ---------     ---------
                                                             71,517        70,505
                                                          ---------     ---------



     Commitments and Contingencies

     Redeemable Preferred Stock:
         Authorized shares--1,000,000x
            no issued or outstanding shares                      --            --

     Common stockholders' equity:
         Common stock, $.10 par value
            Authorized shares (1998--15,000,000;
                  1997--15,000,000)
            Issued shares (1998--9,468,196;
                  1997--9,445,183)                              947           944
         Additional paid-in capital                          32,659        32,610
         Retained earnings (accumulated deficit)             (3,800)        6,518
         Less treasury shares at cost (1998--913,230;
                  1997--797,420)                             (6,962)       (6,599)
         Accumulated other comprehensive income                 257           116
                                                          ---------     ---------
                           Net stockholders' equity          23,101        33,589
                                                          ---------     ---------


         Total liabilities & stockholders' equity         $  94,618     $ 104,094
                                                          =========     =========


     See notes to consolidated financial statements.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       Year Ended December 31,
                                                                     1998         1997       1996
                                                                   --------     --------     ------
                                                               (Thousands of dollars, except per share data)
REVENUE:
     Gross premiums written--Notes F and G                         $ 43,285     $ 40,897     $ 25,629
     Less reinsurance ceded--Note G                                  24,476       17,118        9,416
                                                                   --------     --------     --------
        Net premiums written                                         18,809       23,779       16,213
     Decrease (increase) in unearned premium reserves                    15       (5,062)      (3,747)
                                                                   --------     --------     --------
        Net premiums earned--Note G                                  18,824       18,717       12,466
     Net investment income--Note C:
        Interest and dividends                                        2,150        1,939        1,692
        Realized gains (losses)                                         (44)       1,051          432
     Equity in income of affiliated company                            (189)          --           --
     Service fees on extended service
        contracts                                                        --        3,051        2,450
     Other income--Notes B and Q                                        566       10,528        4,489
                                                                   --------     --------     --------
                                                                     21,307       35,286       21,529
                                                                   --------     --------     --------
BENEFITS AND EXPENSES:
     Loss and loss adjustment expenses--Notes G and I                22,051       15,373       10,145
     Commissions and selling expenses                                 7,355        9,100        5,436
     Reinsurance expense recovery                                    (4,868)      (3,083)      (1,381)
     General and administrative                                       5,615        4,776        3,821
     Taxes, licenses and fees                                         1,567        1,312        1,107
     Interest--Note E                                                    --        1,425        1,969
     Decrease (increase) in deferred policy
        acquisition costs                                               308       (1,733)        (938)
                                                                   --------     --------     --------
                                                                     32,028       27,170       20,159
                                                                   --------     --------     --------
INCOME (LOSS) BEFORE FEDERAL INCOME
     TAXES, DISCONTINUED OPERATIONS
     AND EXTRAORDINARY ITEM                                         (10,721)       8,116        1,370

     Federal income taxes--Note H:
        Current expense (benefit)                                      (270)         (52)          --
        Deferred expense (benefit)                                       --        1,153           43
                                                                   --------     --------     --------
                                                                       (270)       1,101           43
                                                                   --------     --------     --------

INCOME (LOSS) FROM CONTINUING OPERATIONS                            (10,451)       7,015        1,327

Discontinued operations--Note B:
       Income from operations of discontinued business
           segment (net of income tax of  ($93,000) in 1997
        and ($238,000) in 1996)                                          --        1,744          646
      Loss on disposal of business segment, including
           provision for operating loss of  $495,000 during
           phase-out period (net of income tax of  $2,020,000)           --       (7,644)          --
                                                                   --------     --------     --------

INCOME (LOSS) BEFORE EXTRAORDINARY
     ITEM                                                           (10,451)       1,115        1,973

Extraordinary item--gain on
     extinguishment of debt--Note E                                      --           --          131
                                                                   --------     --------     --------

NET INCOME (LOSS)                                                  $(10,451)    $  1,115     $  2,104
                                                                   ========     ========     ========


                                                                     (Continued)

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Year Ended December 31,
                                                      1998             1997              1996
                                                 -------------     -------------     -------------
                                                  (Thousands of dollars, except per share data)

Earnings per common share--basic:
     Income (loss) from continuing operations    $       (1.22)    $        0.82     $        0.23
     Income from discontinued operations                    --               .20               .11
     Loss on disposal of business segment                   --              (.89)               --
     Income (loss) before extraordinary item             (1.22)              .13               .34
     Extraordinary item                                     --                --               .02
                                                 -------------     -------------     -------------
     Net income (loss)                           $       (1.22)    $        0.13     $        0.36
                                                 =============     =============     =============
Earnings per common share--assuming dilution:
     Income (loss) from continuing operations    $       (1.22)    $        0.82     $        0.23
     Income from discontinued operations                    --               .20               .11
     Loss on disposal of business segment                   --              (.89)               --
     Income (loss) before extraordinary item             (1.22)              .13               .34
     Extraordinary item                                     --                --               .02
                                                 -------------     -------------     -------------
     Net income (loss)                           $       (1.22)    $        0.13     $        0.36
                                                 =============     =============     =============
Weighted average number of common
     shares outstanding                              8,573,574         8,610,757         5,904,398
                                                 =============     =============     =============


See notes to consolidated financial statements.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                  Years Ended December 31, 1998, 1997 and 1996
                             (Thousands of dollars)

                                                                   Retained     Common                  Accumulated
                                                       Additional  earnings      stock                     other
                                            Common      paid-in   (accumulated  held in                comprehensive
                                            stock       capital    deficit)     treasury    ESOP loan     income         Net
                                           --------    ---------- ------------  --------    ---------  -------------  --------
Balances at December 31, 1995              $    524    $ 23,702    $  3,299    $ (6,599)    $   (161)    $   (205)    $ 20,560
   Comprehensive income (loss):
       Net loss                                                       2,104                                              2,104
       Other comprehensive
           income (loss), net:
          Change in valuation allowance
           for unrealized appreciation
           on investment securities              --          --          --          --           --         (373)        (373)
                                           --------    --------    --------    --------     --------     --------     --------
       Other comprehensive
           income                                --          --          --          --           --         (373)        (373)
                                           --------    --------    --------    --------     --------     --------     --------
   Comprehensive income (loss)                   --          --       2,104          --           --         (373)       1,731
   Payments on ESOP loan                         --          --          --          --          129           --          129
   Issuance of 110,000 shares of
       Common Stock under
       Common Stock Option Plan
           (Note J)                              11         223          --          --           --           --          234
   Issuance of 4,047,310 shares of
       Common Stock in conjunction
       with the Rights Offering and
       Supplemental Offering (Note E)           405       8,582          --          --           --           --        8,987
                                           --------    --------    --------    --------     --------     --------     --------
Balances at December 31, 1996                   940      32,507       5,403      (6,599)         (32)        (578)      31,641
   Comprehensive income:
       Net income                                --          --       1,115          --           --           --        1,115
       Other comprehensive
           income (loss), net:
          Change in net unrealized
           appreciation on
           investment securities                 --          --          --          --           --          694          694
                                           --------    --------    --------    --------     --------     --------     --------
       Other comprehensive
           income                                --          --          --          --           --          694          694
                                           --------    --------    --------    --------     --------     --------     --------
   Comprehensive income                          --          --       1,115                                   694        1,809
   Payments on ESOP loan                         --          --          --          --           32           --           32
   Issuance of 44,021 shares of
       Common Stock under
       Common Stock Option Plan                   4         103          --          --           --           --          107
                                           --------    --------    --------    --------     --------     --------     --------
Balances at December 31, 1997              $    944    $ 32,610    $  6,518    $ (6,599)    $     --     $    116     $ 33,589

                                                                     (Continued)

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                  Years Ended December 31, 1998, 1997 and 1996
                             (Thousands of dollars)

                                                                   Retained     Common                  Accumulated
                                                       Additional  earnings      stock                     other
                                            Common      paid-in   (accumulated  held in                comprehensive
                                            stock       capital    deficit)     treasury    ESOP loan     income         Net
                                           --------    ---------- ------------  --------    ---------  -------------  --------
Balances at December 31, 1997              $    944    $ 32,610     $  6,518     $ (6,599)    $--    $    116        $ 33,589
   Comprehensive income (loss):
       Net loss                                              --     (10,451)          --       --          --         (10,451)
       Other comprehensive
           income (loss), net:
          Change in valuation allowance
           for unrealized appreciation
           on investment securities              --          --          133           --      --         141             274
                                           --------    --------     --------     --------     ---    --------        --------
       Other comprehensive
           income                                --          --          133           --      --         141             274
                                           --------    --------     --------     --------     ---    --------        --------
       Comprehensive income (loss)               --          --      (10,318)          --      --         141         (10,177)
   Purchase of 115,810 shares as
       treasury stock                            --          --           --         (363)     --          --            (363)
   Issuance of 23,013 shares of
       Common Stock under
       Common Stock Option Plan                   3          49           --           --      --          --              52

                                           --------    --------     --------     --------     ---    --------        --------
Balances at December 31, 1998              $    947    $ 32,659     $ (3,800)    $ (6,962)    $--    $    257        $ 23,101
                                           ========    ========     ========     ========     ===    ========        ========


      See notes to consolidated financial statements.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Year Ended December 31,
                                                                            1998         1997          1996
                                                                          --------     --------     --------
                                                                                (Thousands of dollars)
OPERATING ACTIVITIES:
     Income (loss) from continuing operations                             $(10,451)    $  7,015     $  1,327
     Adjustments to reconcile income (loss) from continuing operations to net cash (used in) provided by operating activities:
             Equity method investment, net                                     189           --           --
             Change in premiums receivable                                   3,658       (5,174)      (5,659)
             Change in accrued investment income                               (30)          11          (72)
             Change in prepaid reinsurance premiums                          3,654       (3,995)      (5,572)
             Change in amounts withheld for others                              42        1,713          363
             Change in unearned premium reserves                           (17,537)       9,057        6,674
             Change in insurance claim reserves                             27,507       11,012        3,363
             Change in amounts due to and from reinsurers                  (21,118)      (8,087)        (300)
             Change in other assets, other liabilities
                and accrued income taxes                                    (6,729)         935        1,713
             Interest paid in kind                                              --           --          403
             Accrual of discount on fixed maturity securities                  (40)         (51)         (62)
             Amortization of premium on fixed maturity securities               79           52           39
             Amortization of deferred policy acquisition  costs              7,925        4,457        2,226
             Policy acquisition costs deferred                              (7,616)      (6,151)      (3,431)
             Reinsurance commissions earned                                 (4,870)      (3,122)      (1,381)
             Reinsurance commissions received                                4,743        4,102        1,894
             Provision for depreciation and amortization                       267          110          111
             Net realized gains on investments                                 (44)      (1,051)        (432)
                                                                          --------     --------     --------
     Net cash (used in) provided bycontinuing operations                   (20,371)      10,833        1,204
     Net cash (used in) provided bydiscontinued operations                  39,431       (7,605)      (1,969)
                                                                          --------     --------     --------
     Net cash (used in) provided by operating activities
         before extraordinary item                                          19,060        3,228         (765)
             Extraordinary gain                                                 --           --          131
                                                                          --------     --------     --------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                         19,060        3,228         (634)
                                                                          --------     --------     --------

INVESTING ACTIVITIES:
     Sale of investments available for sale                                 15,824       17,677        9,070
     Purchase of investments available for sale                            (13,318)     (19,552)     (15,406)
     Equity method investment, net                                          (4,936)          --           --
     Other, net                                                               (321)        (318)        (160)
                                                                          --------     --------     --------
NET CASH USED IN INVESTING ACTIVITIES                                       (2,751)      (2,193)      (6,496)
                                                                          --------     --------     --------

FINANCING ACTIVITIES:
     Payment of ESOP loan                                                       --           32          129
     Repayment of notes payable                                            (15,000)          --         (600)
     Issuance of Common Stock under Stock Option Plan                           52          107          234
     Issuance of Common Stock under Rights Offering                             --           --        3,284
     Repurchase of Treasury Shares                                            (363)          --           --
                                                                          --------     --------     --------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                        (15,311)         139        3,047
                                                                          --------     --------     --------
NET INCREASE (DECREASE) IN CASH                                                998        1,174       (4,083)
Cash at beginning of year                                                    1,589          415        4,498
                                                                          --------     --------     --------
CASH AT END OF YEAR                                                       $  2,587     $  1,589     $    415
                                                                          ========     ========     ========

Supplemental schedule of non-cash financing activities:
     Cancellation of Subordinated Notes as consideration
     for the purchase of Common Stock--Note E                                   --           --     $  5,703
                                                                          ========     ========     ========

     Transfer of note payable to ALIC--Note E                                   --     $ 15,000     $  1,500
                                                                          ========     ========     ========

See notes to consolidated financial statements.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996

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

In addition to the property and casualty insurance products described above, the Company historically sold, principally through automobile dealers, credit life and credit accident and health insurance and extended service contracts ("Auto Aftermarket Group"). Effective December 31, 1997, the Company sold its Auto Aftermarket Group as discussed more fully in Note B. As a result of this transaction, the Company ceased to be engaged in the auto aftermarket credit insurance and extended service contract businesses.

The following is a description of the most significant risks facing property/casualty insurers and how the Company mitigates those risks:

     LEGAL/REGULATORY RISK is the risk that changes in the legal or regulatory environment in which an insurer operates may result in additional expenses not anticipated by the insurer in pricing its products. That is, regulatory initiatives, new legal theories or insurance company insolvencies through guaranty fund assessments may create costs for the insurer beyond those currently recorded in the consolidated financial statements. The Company mitigates this risk by operating throughout the United States, thus reducing its exposure to any single jurisdiction and also by employing underwriting and loss adjusting practices which identify and minimize the adverse impact of this risk.

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

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE A--SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

INVESTMENTS: The Company classifies its fixed maturity and equity securities as available for sale, therefore these securities are carried at fair value and the unrealized appreciation or depreciation is reported in accumulated other comprehensive income as a separate component of stockholders' equity after giving effect to applicable income taxes.

Short-term investments, which include U. S. Treasury securities, commercial paper and certificates of deposit are carried at cost which approximates fair value.

The investment in a company in which the Company has a 25% interest is accounted for utilizing the equity method where the cost of the investment is adjusted for the Company's proportionate share of the investee's undistributed earnings or losses as well as any dividends paid by the investee.

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

Fair values for fixed maturity, equity and asset and mortgage-backed securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments at amortized value (see Note C).

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

EARNINGS PER COMMON SHARE: Net income and net loss per common share are computed using the weighted average number of common shares outstanding during the period. Effective December 31, 1997, the Company adopted SFAS No. 128, Earnings per Share. This standard, which did not have an effect on net income, establishes standards for computing and presenting earnings per share. Earnings per share for 1996 have been restated to comply with SFAS No. 128.

RECLASSIFICATIONS: Certain amounts in the 1997 and 1996 consolidated financial statements have been reclassified to conform with the 1998 presentation.


NOTE B - SALE OF AUTO AFTERMARKET GROUP

On October 20, 1997, ACCEL entered into agreements to sell to Lyndon Insurance Group, Inc. and Lyndon Life Insurance Company (collectively, "Lyndon") the outstanding capital stock of ALIC, Acceleration National Service Company ("ANSC") and Dublin (collectively, the "Target Corporations") for $30.2 million in cash and to sell to Lyndon Property Insurance Company ("Lyndon Property") assets related to the vehicle extended service contract business of ACCEL's wholly owned

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE B - SALE OF AUTO AFTERMARKET GROUP (CONTINUED)

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

The "Receivable from sale of discontinued and disposed of operations" of approximately $25 million as of December 31, 1997 in the Consolidated Balance Sheets represents the sales proceeds of $41 million less the note payable and accrued interest of $16 million transferred to ALIC by an unaffiliated company on December 31, 1997 (see Note E). The after-tax net gain on sale of the Auto Aftermarket Group in 1997 was $3.2 million which was comprised of $10.3 million in continuing operations (included in "Other income" in the 1997 Consolidated Statement of Operations) and ($7.1 million) in discontinued operations (excluding the provision for operating loss of $495,000 during the phase-out period). The income tax expense of $2 million included in the loss on disposal of business segment in the 1997 consolidated statement of operations includes $1.5 million of current tax expense for the distribution of the policyholders' surplus account as a result of the sale of ALIC (see Note H), current tax expense of $2.8 million for the gain on the sale of the subsidiaries included in discontinued operations, and $2.5 million deferred tax benefit and $.2 million current tax expense, respectively, related to the operations during the phase-out period of the subsidiaries included in discontinued operations.

In conjunction with the sale, on January 1, 1998, ANIC ceded via a quota share reinsurance agreement 100% of its liability related to the vehicle extended service contract business to Lyndon Property. Upon consummation of the aforementioned sale, the Company ceased to be engaged in the auto aftermarket credit insurance and extended service contract businesses. The consolidated financial statements of the Company have been reclassified to reflect the disposition of ALIC, ANSC and Dublin that comprised the Life/Health business segment. Accordingly, the assets, liabilities, revenues, benefits and expenses, and cash flows of ALIC and Dublin have been excluded from the respective captions in the consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows for periods presented prior to 1998. The net operating results of these entities have been reported, net of applicable income taxes, as "Income from discontinued operations", the assets and liabilities of these entities have been reported as "Assets of discontinued operations" and "Liabilities of discontinued operations", and the net cash flows of these entities have been reported as "Net cash (used in) provided by discontinued operations."

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE B - SALE OF AUTO AFTERMARKET GROUP (CONTINUED)

Summarized information for the discontinued operations is as follows:

                                                       Year Ended December 31,
                                                         1997         1996
                                                       --------     --------
                                                       (Thousands of dollars)
Revenue                                                $ 31,815     $ 36,416
Income before provision for
     income taxes                                        (3,787)         884
Income from discontinued operations, including loss
     on disposal, net of income taxes                    (5,900)         646

                                                             Prior to Sale on
                                                                December 31,
                                                                    1997
                                                                 ---------
                                                          (Thousands of dollars)
Total assets, consisting primarily of investments,
     receivables, prepaid reinsurance premiums and
     deposits, and deferred policy acquisition costs             $ 124,011
Total liabilities, consisting primarily of policy
     reserves and claims                                            91,855
                                                                 ---------
Net assets of discontinued operations                            $  32,156
                                                                 =========

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

Total assets consisting primarily of investments, cash, premiums receivable and amounts due from affiliates for the vehicle extended service contract business were $17.6 million as of December 31, 1997. Total liabilities consisting primarily of unearned premium reserves, loss reserves and commissions payable for the vehicle extended service contract business were $17.6 million as of December 31, 1997. Other summarized financial information for the vehicle extended service contract business for the years ended December 31, 1997 and 1996 is as follows:

                                                         1997         1996
                                                        ------       ------
                                                       (Thousands of dollars)
Revenue, primarily premiums and fee income on
  vehicle extended service contracts                    $9,223       $9,129
Net income                                                 360          740

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE C--INVESTMENTS

At December 31, 1998 and 1997, investments in cash and securities with a carrying value of $5,458,000 and $5,484,000, respectively, were on deposit with state insurance departments to satisfy regulatory requirements.

                                                                     Year Ended December 31,
                                                                1998        1997        1996
                                                               -------     -------     -------
                                                                    (Thousands of dollars)
The change in net unrealized gains (losses) on fixed
maturity and equity securities, net of taxes, is summarized
as follows:

        Securities available for sale:
          Fixed maturities                                     $   141     $   250     $  (385)
          Equity securities                                         --         444         (21)
          Short-term investments                                    --          --          33
                                                               -------     -------     -------
                                                               $   141     $   694     $  (373)
                                                               =======     =======     =======

Realized gains (losses) on investments are summarized as follows:

        Securities available for sale:
          Fixed maturities:
            Gross realized gains                               $    20     $   102     $   134
            Gross realized losses                                   --         (14)         --

          Equity securities:
            Gross realized gains                                    77       1,206         298
            Gross realized losses                                 (131)       (243)         --
        Short-term investments:
            Gross realized losses                                  (10)         --          --
                                                               -------     -------     -------
                                                               $   (44)    $ 1,051     $   432
                                                               =======     =======     =======

The major sources of investment income are summarized as follows:

        Fixed maturities                                       $ 1,847     $ 1,465     $ 1,343
        Equity securities                                           --         312         232
        Short-term investments                                     505         297         164
        Other                                                       --          --          91
                                                               -------     -------     -------
                                                                 2,352       2,074       1,830
        Investment expenses                                       (202)       (135)       (138)
                                                               -------     -------     -------
           Net investment income                               $ 2,150     $ 1,939     $ 1,692
                                                               =======     =======     =======

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE C--INVESTMENTS--(CONTINUED)

The amortized cost and estimated fair value of fixed maturity securities by category, all of which were available for sale, are as follows:

                                                            Gross       Gross
                                              Amortized   unrealized  unrealized  Fair
                                                cost        gains       losses    value
                                              -----------------------------------------
                                                       (Thousands of dollars)
December 31, 1998
U. S. Treasury and U. S. government
   agency securities                          $ 6,688    $   195    $    --     $ 6,883
State and political subdivision securities        110          5         --         115
Mortgage-backed securities                      4,499         68         (2)      4,565
Collateralized mortgage obligations             2,031         15         --       2,046
Asset-backed securities                        12,655         94        (18)     12,731
U. S. corporate securities                      3,970         41         (8)      4,003
                                              -------    -------    -------     -------
      Total                                   $29,953    $   418    $   (28)    $30,343
                                              =======    =======    =======     =======

December 31, 1997
U. S. Treasury and U. S. government
   agency securities                          $ 5,414    $    85    $    --     $ 5,499
State and political subdivision securities        180          9         --         189
Mortgage-backed securities                      2,980         24         --       3,004
Collateralized mortgage obligations             2,419         --         (3)      2,416
Asset-backed securities                         9,574         95        (20)      9,649
U. S. corporate securities                      1,047          9        (24)      1,032
                                              -------    -------    -------     -------
      Total                                   $21,614    $   222    $   (47)    $21,789
                                              =======    =======    =======     =======

The amortized cost and estimated fair value of fixed maturity securities, all of which were available for sale, at December 31, 1998, by contractual maturity, are summarized as follows:

                                            Amortized      Fair
Maturity                                      cost         value
--------                                    ---------    -------
                                           (Thousands of dollars)
Due in one year or less                     $   900      $   906
Due after one year through five years         8,062        8,267
Due after five years through ten years        1,054        1,072
Due after ten years                             752          756
Mortgage-backed securities                    4,499        4,565
Collateralized mortgage obligations           2,031        2,046
Asset-backed securities                      12,655       12,731
                                            -------      -------
        Total                               $29,953      $30,343
                                            =======      =======

The expected maturities in the foregoing table will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty. Mortgage-backed securities owned have an expected weighted average maturity of over 10 years.

Proceeds from the sale of securities available-for-sale during 1998, 1997 and 1996 were $76,276,00, $18,011,000 and $8,728,000, respectively. Gross gains of
$97,000 ($1,308,000 in 1997 and $432,000 in 1996) and gross losses of $131,000
($257,000 in 1997 and $0 in 1996) were realized on those sales.

Effective April 1, 1998, the Company purchased a 25% interest in the common stock of USA Insurance Group, Inc. ("USAIG"), the parent company of Transportation Insurance Service, the Company's general agent, for $5 million. This investment is included in other invested assets and is accounted for using the equity method. At December 31, 1998, the investment in USAIG exceeded the Company's share of the underlying net assets by $4,088,000 and is being amortized on the straight-line method over 10 years. During 1998, the Company received $63,125 in dividends from USAIG.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE C--INVESTMENTS--(CONTINUED)

Following is a summary of financial position and results of operations of USAIG (thousands of dollars):

                                   Year Ended
                                December 31, 1998
                                -----------------
Current assets                     $12,970
Property, plant and equipment          315
Other assets                         2,950
                                   -------
Total assets                       $16,235
                                   =======

Current liabilities                $13,198
Long term debt                         397
                                   -------
Total liabilities                  $13,595
                                   =======
Shareholders' equity               $ 2,640
                                   =======

Total revenue                      $14,398
                                   =======
Net income                         $   855
                                   =======

NOTE D--STOCKHOLDERS' EQUITY AND TRANSFER LIMITATIONS

Generally, the net assets of ANIC available for transfer to ACCEL are limited to the amounts that ANIC's net assets, as determined in accordance with statutory accounting practices, exceed minimum statutory capital and surplus requirements; however, payments of such amounts as dividends are currently subject to regulation by Ohio law. The regulation limits the annual dividend or distribution of an insurer to the greater of (1) net income of the previous year or (2) 10% of unassigned surplus as of the end of the previous year. In addition, all dividends must come from earned surplus to qualify as a non-extraordinary dividend. Amounts greater than this would be considered extraordinary dividends and could not be paid without permission of the Department of Insurance of the State of Ohio ("Ohio Department"). Based on this regulation, ANIC would require Ohio Department approval to pay any dividend to ACCEL during 1999.

The statutory basis capital and surplus and net income (loss) of ANIC, as reported to insurance regulatory authorities, are summarized as follows:

                                                                            ANIC
                                                                            ----
                                                                     (Thousands of dollars)
        Statutory capital and surplus at December 31:
                            1998                                           $ 16,010
                            1997                                             25,258

        Statutory net income (loss) for year ended December 31:
                            1998                                           $ (9,173)
                            1997                                              8,826
                            1996                                                884

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE E--NOTES PAYABLE

In 1991, ACCEL issued $5.8 million of subordinated notes (the "Subordinated Notes"). The Subordinated Notes had a nine-year term with no principal payable until maturity, and with interest at 10.125% per annum. Effective June 30, 1992, ACCEL amended the notes to permit the issuance of additional notes for the purpose of making interest payments, provided, however, that ACCEL could at its option pay cash in lieu of issuing additional notes in any denomination of less than $1,000. As a result, ACCEL issued additional notes totaling $403,000 and $569,000 for the 1996 and 1995 interest payments, respectively.

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

During 1997 and 1996, ACCEL paid interest on notes of $1,069,000 and $403,000, respectively.

NOTE F--BUSINESS CONCENTRATION

Commercial Auto has become a primary product line for the Company since its introduction as a new product in 1996. The program is marketed by a general agent located in Florida, Transportation Insurance Specialists ("TIS"), and its affiliate, Countrywide Insurance Agency, Inc. ("Countrywide"). Gross written premium was $35.7 million, $30.3 million and $13.8 million for 1998, 1997 and 1996, respectively. Gross earned premium was $37.2 million, $23.6 million and $8.4 million, respectively, for 1998, 1997 and 1996 while premium receivable, net of commission, due from the general agents was $7.7 million and $10.6 million, respectively, as of December 31, 1998 and 1997. The Company owns a 25% equity interest in USAIG, the parent company of TIS and Countrywide (see Note
C).

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE G--REINSURANCE

The ceding of insurance through reinsurance agreements does not discharge the primary liability of the original underwriter to the insured, but it is the practice of insurers to treat risks that have been reinsured with other companies, to the extent of the reinsurance, as though they were not risks for which the original insurer is liable. Should the reinsurer not be able to meet its obligations, those obligations are the ultimate responsibility of the Company. Therefore, in financial statement presentation, premiums earned and loss and loss adjustment expenses are presented net of that portion of risks reinsured with other companies.

In 1996, the Company entered into reinsurance contracts associated with its property and casualty lines. Under these agreements, the Company transfers a percentage of risk to the related reinsurer. The Company also has agreements which transfer risks after a predetermined loss has been reached. Premiums ceded amounted to $24.5 million, $17.1 million, $9.4 million for 1998, 1997 and 1996, respectively. Unearned premium reserves associated with these agreements at December 31, 1998 and 1997 are $5.9 million and $9.6 million, respectively, and the liability for insurance claims is $33.4 million and $14.3 million at December 31, 1998 and 1997, respectively.

Premiums written and earned in 1998, 1997 and 1996 are summarized as follows:

                               1998                             1997                             1996
                    -------------------------         -------------------------         -------------------------
                     Written          Earned           Written          Earned          Written           Earned
                    --------         --------         --------         --------         --------         --------
                                                       (Thousands of dollars)
Direct              $ 37,872         $ 42,297         $ 38,848         $ 30,885         $ 25,629         $ 18,953
Assumed                5,413            4,660            2,049              957               --               --
Ceded                (24,476)         (28,133)         (17,118)         (13,125)          (9,416)          (6,487)
                    --------         --------         --------         --------         --------         --------
Net premiums        $ 18,809         $ 18,824         $ 23,779         $ 18,717         $ 16,213         $ 12,466
                    ========         ========         ========         ========         ========         ========


Loss and loss adjustment expenses incurred in 1998, 1997 and 1996 are summarized as follows:

                                    1998           1997           1996
                                  --------       --------       --------
                                          (Thousands of dollars)
Direct                            $ 48,296       $ 27,593       $ 15,198
Assumed                              5,007          1,150             --
Ceded                              (31,252)       (13,370)        (5,053)
                                  --------       --------       --------
Net loss and loss adjustment
  expenses                        $ 22,051       $ 15,373       $ 10,145
                                  ========       ========       ========


NOTE H--FEDERAL INCOME TAXES

The Company files a consolidated federal income tax return with its subsidiaries.

In 1998, 1997 and 1996 the Company paid $3,856,000, $825,000 and $1,100,000, respectively, in federal income taxes.

Total income tax expense (benefit) differed from the amount computed by applying the statutory federal income tax rate to income (loss) before taxes as follows:

                                                         Year Ended December 31,
                                                     1998          1997          1996
                                                    -------       -------       -------
                                                           (Thousands of dollars)
        Income tax (benefit) at statutory rate      $(3,645)      $ 2,769       $   465
        Amortization of goodwill                        104            36            36
        Dividends-received deduction                     --           (50)          (55)
        Tax-exempt interest                              --           (10)           (9)
        Net operating loss                               --        (1,656)           --
        Net operating loss for future use                --        (2,353)           --
        Valuation allowance                           3,553         2,329          (319)
        Refund of prior year taxes                     (270)           --            --
        Other, net                                      (12)           36           (75)
                                                    -------       -------       -------
        Federal income tax expense (benefit)        $  (270)      $ 1,101       $    43
                                                    =======       =======       =======

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE H--FEDERAL INCOME TAXES--(CONTINUED)

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and liabilities at December 31, 1998 and 1997 are summarized as follows:

                                                                    December 31,
                                                               1998          1997
                                                              -------       -------
                                                             (Thousands of dollars)
        Deferred Tax Liabilities:
            Deferred policy acquisition costs                 $   953       $ 1,057
            Other                                                 293           285
                                                              -------       -------
                                                                1,246         1,342
                                                              -------       -------
        Deferred Tax Assets:
            Unearned premium reserves                             444         1,388
            Deferred reinsurance commissions                      513           556
            Net operating loss carryforward                     6,660         1,917
            Insurance reserves                                    275           132
            Vehicle extended service contract adjustment           --            --
            Other                                                  36           115
                                                              -------       -------
        Total deferred tax assets                               7,928         4,108
            Valuation allowance                                (6,682)       (2,766)
                                                              -------       -------
        Net deferred tax assets                                 1,246         1,342
                                                              -------       -------
                                                                   --       $    --
                                                              =======       =======

The Company has $19.6 million of net operating losses that are available to reduce future income taxes and will expire as follows: $6.9 million in 2009 and $12.7 million in 2018.

The Company has determined the valuation allowance related to the deferred tax assets based on its analysis of future deductible amounts. This analysis included a schedule of the deductibility of non-life items pursuant to Section 801 of the Internal Revenue Code and a determination of the realization of losses generated by available for sale securities. The Company recorded a valuation allowance of $1,726,000 and $1,353,000 as of December 31, 1996 and January 1, 1996, respectively.

A portion of the change in the valuation allowance in 1998 is due to an increase in the deferred tax liability for unrealized gains on investments. This decrease in the valuation allowance is reflected as an increase to retained earnings in the accompanying consolidated statement of stockholders' equity.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE I--LIABILITY FOR INSURANCE CLAIMS

The following table provides a reconciliation of beginning and ending liability balances for the Company's insurance claims for 1998, 1997 and 1996.

                                                             1998            1997         1996
                                                           --------------------------------------
                                                                   (Thousands of dollars)
     Liability for insurance claims
       at beginning of year                                $ 22,028       $ 11,016       $  7,653

       Less reinsurance recoverables                        (14,250)        (5,820)        (2,240)
                                                           --------       --------       --------

     Net balances at beginning of year                        7,778          5,196          5,413

     Loss and loss adjustment expenses incurred:

       Loss and loss adjustment expenses incurred for
         events of the current year                          17,330         15,705         10,086

       Loss and loss adjustment expenses incurred for
      events of prior years                                   4,721           (332)            59
                                                           --------       --------       --------

     Total Loss and loss adjustment expenses incurred        22,051         15,373         10,145
                                                           --------       --------       --------


     Payments:

       Loss and loss adjustment expenses for insured
         events of the current year                           7,616          9,558          7,215

       Loss and loss adjustment expenses for insured
         events in prior years                                6,063          3,233          3,147
                                                           --------       --------       --------

     Total payments                                          13,679         12,791         10,362
                                                           --------       --------       --------

     Net balances at end of year                             16,150          7,778          5,196

     Plus reinsurance recoverables                           33,385         14,250          5,820
                                                           --------       --------       --------

     Liability for insurance claims
       at end of year                                      $ 49,535       $ 22,028       $ 11,016
                                                           ========       ========       ========


The table above reflects increases in the liability for insurance claims resulting from the Company's continued expansion into the Commercial Auto business. Maturity of claims for this line of business has resulted in recording $3,667,000 in additional loss and loss adjustment expenses incurred in 1998 for prior policy years. In addition, lines of business discontinued prior to 1995 were reevaluated resulting in the recording of $859,000 in additional loss and loss adjustment expenses incurred in 1998.

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

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE J--COMMON STOCKS AND COMMON STOCK OPTIONS--(CONTINUED)

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

The following table summarizes activity under the respective plans.

                                        1998                                1997                                  1996
                             ---------------------------         ----------------------------        ----------------------------
                               Number          Weighted            Number           Weighted           Number           Weighted
                             of Shares        Avg. Price         of Shares         Avg. Price        Of Shares         Avg. Price
                             ---------        ----------         ---------         ----------        ---------         ----------
1996 Plan
Outstanding at
    beginning of year         558,054         $   2.595           430,371          $  2.514                --                --
Outstanding at
    end of year               858,623         $   2.720           558,054          $  2.595           430,371          $  2.514
Exercisable                   368,359         $   2.589           205,821          $  2.509                --                --
Granted                       338,500         $   2.933           207,000          $  2.750           430,371    *     $  2.514
Exercised                       4,513         $   2.569            28,021          $  2.554                --                --
Forfeited                      33,418         $   2.798            51,296          $  2.563                --                --
Expired                            --                --                --                --                --                --

1987 Restated Plan-Employees
Outstanding at
    beginning of year         122,285         $   3.347           191,881          $  4.503           500,569          $  4.595
Outstanding at
    end of year                67,500         $   2.238           122,285          $  3.347           191,881          $  4.503
Exercisable                    67,500         $   2.238           122,285          $  3.328           190,754          $  4.507
Granted                            --                --                --                --                --                --
Exercised                      18,500         $   2.125            12,000          $  2.125           110,000          $  2.125
Forfeited                      36,285         $   6.035                --                --           198,688    *     $  6.050
Expired                            --                --            57,596          $  7.451                --                --

* Includes 161,371 shares that were surrendered under the repricing offer to key employees.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE J--COMMON STOCKS AND COMMON STOCK OPTIONS--(CONTINUED)

                                     1998                         1997                         1996
                            ------------------------     -----------------------     ------------------------
                             Number        Weighted       Number       Weighted        Number       Weighted
                            of Shares     Avg. Price     of Shares    Avg. Price     of Shares     Avg. Price
                            ---------     ----------     ---------    ----------     ---------     ----------
1987 Restated Plan-Non Employee Directors
Outstanding at
    beginning of year        36,000        $6.025        49,000        $5.860        49,000        $5.860
Outstanding at
    end of year              36,000        $6.025        36,000        $6.025        49,000        $5.860
Exercisable                  36,000        $6.025        36,000        $6.025        44,500        $6.226
Granted                          --            --            --            --            --            --
Exercised                        --            --         4,000        $2.375            --            --
Forfeited                        --            --         9,000        $6.347            --            --
Expired                          --            --            --            --            --            --

1982 Plan
Outstanding at
    beginning of year        15,049        $6.263        18,524        $6.486        67,401        $7.686
Outstanding at
    end of year                  --            --        15,049        $6.263        18,524        $6.486
Exercisable                      --            --        15,049        $6.263        18,524        $6.486
Granted                          --            --            --            --            --            --
Exercised                        --            --            --            --            --            --
Forfeited                        --            --            --            --         8,209        $7.457
Expired                      15,049        $6.263         3,475        $7.451        40,668        $8.278

The following table summarizes information about stock options outstanding at December 31, 1998:

        Range of           # Outstanding          Weighted Avg.        Weighted Avg.           # Exercisable          Weighted Avg.
    Exercise Prices         at 12/31/98          Remaining Life       Exercise Prices           at 12/31/98          Exercise Prices
    ---------------        -------------         --------------       ---------------          -------------         ---------------
        $2 - $4               938,123                   8.04                $2.687                447,859                 $1.671
        $4 - $6                12,000                    4.5                $5.188                 12,000                 $5.188
        $6 - $8                    --                     --                    --                     --                     --
        $8 - $10               12,000                    2.5                $9.750                 12,000                 $9.750

The per share weighted-average fair value of stock options granted during 1998, 1997 and 1996 was $1.56, $1.42 and $1.20, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1998 - expected dividend yield 0%, risk-free interest rate of 6.00%, and expected lives of 5 to 10 years (based on the terms of the grant); 1997 - expected dividend yield 0%, risk-free interest rate of 6.00%, and expected lives of 5 to 10 years (based on the terms of the grant); 1996 - expected dividend yield 0%, risk-free interest rates ranging from 6.85% to 7.09% (based on the date of the grant), and expected lives of 5 to 10 years (based on the terms of the grant). The Company used a volatility factor of 25% in determining the fair value of options for pro forma purposes.

The Company applies APB Opinion No. 25 in accounting for these plans and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE J--COMMON STOCKS AND COMMON STOCK OPTIONS--(CONTINUED)

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income
(loss) would have been reduced to the pro forma amounts indicated below:

                                                                                1998               1997              1996
                                                                             ----------         ----------        ----------
          Net income (loss) as reported (in millions)                        $  (10,451)        $    1,115        $    2,104
          Pro forma net income (loss) (in millions)                             (10,603)             1,044             1,980

          Net income (loss) per share as reported - basic                    $    (1.22)        $      .13        $      .36
          Net income (loss) per share as reported - assuming dilution        $    (1.22)               .13               .36
          Pro forma net income (loss) per share - basic                      $    (1.24)               .12               .34
          Pro forma net income (loss) per share - assuming dilution          $    (1.24)               .12               .34

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

The Company's stock options were not included in diluted earnings per share because their effect on the periods presented was antidilutive.

NOTE K--SEGMENT INFORMATION

The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, in 1998. This standard, which does not have an effect on net income, established standards for disclosing segment information.

The Company operated primarily in the property/casualty insurance industry within the United States with a second segment for Corporate which includes the Company's equity method investment in USAIG (see Note C) and other corporate investments. The Company's management has determined the operating segments based upon how the business is managed and operated. There are no intersegment sales. The allocations of certain general expenses and investment income within segments are based on a number of assumptions, and the reported operating results would change if different methods were applied. Depreciation and capital expenditures are not considered material.

Segment information is summarized as follows:

                                                                            Year Ended December 31,
                                                                 1998              1997             1996
                                                               ---------         ---------         ---------
                                                                           (Thousands of dollars)
Revenue:

        Property/Casualty                                      $  21,058         $  35,055         $  19,380
        Corporate                                                    249               231             2,149
                                                               ---------         ---------         ---------
           Total                                               $  21,307         $  35,286         $  21,529
                                                               =========         =========         =========
Equity in net income (loss) of equity method investees:
        Property/Casualty                                             --                --                --
        Corporate                                              $    (189)               --                --
                                                               ---------         ---------         ---------
           Total                                               $    (189)               --                --
                                                               =========         =========         =========
Income (loss) before income taxes, discontinued
  operations and extraordinary item:
        Property/Casualty                                      $  (9,682)        $   9,901         $   1,774
        Corporate                                                 (1,039)           (1,785)             (404)
                                                               ---------         ---------         ---------
           Total                                               $ (10,721)        $   8,116         $   1,370
                                                               =========         =========         =========
Identifiable assets:
        Property/Casualty                                      $  87,934         $  89,303         $  54,503
        Corporate                                                  6,684            14,791               855
                                                               ---------         ---------         ---------
           Total                                               $  94,618         $ 104,094         $  55,358
                                                               =========         =========         =========
Investment in equity method investees:
        Property/Casualty                                      $      --                --                --
        Corporate                                                  4,747                --                --
                                                               ---------         ---------         ---------
           Total                                               $   4,747                --                --
                                                               =========         =========         =========

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE L--RETIREMENT SAVINGS AND STOCK OWNERSHIP PLAN

The Acceleration Retirement Savings Plan became effective in 1985. During 1989, ACCEL's Board of Directors approved changes to this plan to include an ESOP and concurrently changed the plan name to the "Acceleration Retirement Savings and Stock Ownership Plan" ("Plan"). For the first six months of 1997 and 1996, the Board authorized contributions to the Plan at a level that would fund a 100% match of the first 6% of each participating employee's tax deferred contributions.

Effective July 1, 1997, the Company reorganized the Plan into two separate Plans. One plan, the ACCEL International Corporation 401K Plan ("401K Plan"), authorized contributions at a level that would fund a 75% match of the first 6% of each participating employee's tax deferred contributions. The second plan, the ACCEL International Corporation Stock Ownership Plan ("ESOP Plan"), authorized a 2% discretionary funding to the plan for each eligible employee. The Company incurred contribution expense for 1998, 1997 and 1996 of $111,000, $209,000 and $187,000, respectively.

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


NOTE M--COMMITMENTS AND CONTINGENCIES

Due to the nature of its operations, the Company is at all times subject to pending and threatened legal actions that arise in the normal course of its activities. In management's evaluation of certain pending matters, based on the advice or information and analysis of outside counsel, the accompanying consolidated financial statements would not be materially affected by the outcome of any legal proceedings or contingent liabilities, except that recent developments in the long-term care insurance litigation discussed below involve one or more theories of damages which if decided against defendants, including the Company, might ultimately prove material.

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

In early 1998, the Superintendent of Insurance of the State of New York, as Liquidator of Galaxy and Administrator of the Guaranty Fund ("Superintendent"), filed suit against ANIC in New York State Supreme Court. The complaint alleged, among other things, breach of contract and demanded that ANIC specifically perform its alleged obligations under the Certificates. The complaint asked for an amount in excess of $6.5 million in damages.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE M--COMMITMENTS AND CONTINGENCIES--(CONTINUED)

As reflected above, the suit requested indemnification or reimbursement for the claims paid or to be paid by the Guaranty Fund to Galaxy insureds on policies which may have been covered by the Certificates. ANIC has maintained that the Guaranty Fund does not have the right to seek indemnification unless the terms and conditions of validly issued Certificates have been strictly complied with. Accordingly, ANIC filed for dismissal of the suit which motion was granted by the Court on October 6, 1998. Thereafter, the Superintendent moved to reargue and renew his opposition to ANIC's motion to dismiss. By an Order dated February 23, 1999, the Court denied the Superintendent's motion to reargue. No decision has yet been rendered on the motion to renew. The Superintendent also filed a Notice of Appeal of the Court's Decision and Order dismissing the complaint. ANIC will continue to defend vigorously against the Superintendent's lawsuit.

In November 1997, suit was filed against ALIC by three long-term care policyholders seeking to represent a class of North Dakota policyholders alleging breach of contract, fraud and misrepresentation regarding an alleged promise not to raise premiums "too much". Said long-term care insurance business was entirely reinsured to and assumed by Commonwealth Life Insurance Company ("Commonwealth") of Louisville, Kentucky, in 1991. The matter was tendered to Commonwealth to defend on behalf of ALIC pursuant to the applicable provisions of the reinsurance agreement between the parties, and Commonwealth also tendered the matter back to ALIC.

The allegations of fraud and misrepresentation at the time of sale of the long-term care policies are based on alleged statements that premiums "would not be raised too much" even though the policy on its face stated that the "Company reserves the right to increase premiums at anytime." Moreover, premiums were increased subsequent to the reinsurance of the business to Commonwealth by ALIC, and the increases appear to have been approved by the proper regulatory authority. Plaintiffs amended their complaint to set forth allegations that the policies were intentionally underpriced and/or poorly underwritten, so as to justify premium increases and induce policy lapses. The Company and Commonwealth are cooperating to vigorously defend the matter. Joint motions to dismiss and to strike the class action allegations were filed in the U.S. District Court, District of North Dakota, Southeastern Division. The Court acted to deny all pending motions without prejudice to refiling until development of the record occurred. The parties have undertaken to conduct discovery to develop the record as directed by the Court. Based thereon, the Company filed a motion for summary judgment. On March 16, 1999, the Court issued a Memorandum and Order denying Defendant's motion for summary judgment and granting Plaintiff's motion for class certification. The Company has petitioned for interlocutory appeals of both rulings. These recent developments involve one or more theories of damages which if decided against defendants, including the Company, might ultimately prove material although management cannot currently estimate a potential range of loss. In the event the plaintiffs prevail, the Company believes that it has a basis on which to seek indemnification from Commonwealth.

On March 3, 1999, a complaint was filed in the Circuit Court of Pinellas County, Florida to represent a class of all Florida purchasers of long-term care insurance sold by ALIC. The allegations are similar to the allegations in the North Dakota litigation above. No response to the complaint has yet been filed by the Company. The Company intends to deny any liability therein and to continue to defend its interests vigorously in these matters.

The Company currently leases office space under two operating leases which expire in 2000 and 2001. These leases are accounted for as operating leases. Minimum rental commitments in effect at December 31, 1998 are as follows:

             Year Payable              Annual Minimum Rentals
             ------------              ----------------------
                 1999                        $ 144,000
                 2000                          125,000
                 2001                           38,000
                 Total                       $ 307,000

The amount of rent charged to continuing operations was $188,000, $80,000 and $68,000 in 1998, 1997 and 1996, respectively.


NOTE N--RELATED PARTY TRANSACTIONS

As more fully described in Note E, during 1996 the Company retired all of the outstanding Subordinated Notes held by CIHC.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE O--RISK BASED CAPITAL

The Ohio Department imposes risk based capital ("RBC") requirements on insurance enterprises, including ANIC. The RBC Model serves as a benchmark for the regulation of property/casualty insurance companies by state insurance regulators. RBC provides for targeted surplus levels based on formulas which specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk, and are set forth in the RBC requirements. Such formulas focus on four general types of risk: (a) the risk with respect to the company's assets (asset or default risk);
(b) the risk of default on amounts due from reinsurers, policyholders or other creditors (credit risk); (c) the risk of under-estimating liabilities from business already written or inadequately pricing business to be written in the coming year (underwriting risk); and, (d) the risk associated with items such as excessive premium growth, contingent liabilities and other items not reflected on the balance sheet (off-balance sheet risk). The amount determined under such formulas is called the authorized control level RBC ("ACLC").

The RBC guidelines define specific capital levels based on a company's ACLC that are determined by the ratio of the company's total adjusted capital ("TAC") to its ACLC. TAC is equal to statutory capital, plus or minus certain other specified adjustments. The specific capital levels, in declining order, and applicable ratios are generally as follows: "Company Action Level" where TAC is less than or equal to 2.0 times ACLC; "Regulatory Action Level" where TAC is less than or equal to 1.5 ACLC; "Authorized Control Level" where TAC is less than or equal to 1.0 times ACLC; and, "Mandatory Control Level" where TAC is less than or equal to 0.7 times ACLC. Companies at the Company Action Level must submit a comprehensive financial plan to the insurance commissioner of the state of domicile. Companies at the Regulatory Action Level are subject to a mandatory examination or analysis by the commissioner and possible required corrective actions. At the Authorized Control Level, a company is subject to, among other things, the commissioner placing it under regulatory control. At the Mandatory Control Level, the insurance commissioner is required to place a company under regulatory control.

The level of ANIC's ACLC was affected in 1998 by the cession on January 1, 1998 of unearned premium reserves totaling $13,867,000 for the vehicle extended service contract business in conjunction with the sale of the vehicle extended service contract business to Lyndon Property on December 31, 1997 as discussed in Note B. The cession of the unearned premium reserves reduced net written premiums, which negatively impacted the RBC calculation. At December 31, 1998, ANIC's TAC as included in the 1998 statutory annual statement was $16,010,000 or
1.1 times its ACLC. Accordingly, ANIC is within the Regulatory Action Level. Excluding the cession of the vehicle extended service contract business, ANIC would have exceeded all required RBC levels at December 31, 1998.

The Company has been in discussions with the Ohio Department regarding its 1998 RBC calculation due to the aforementioned effect of the reinsurance cession. The Ohio Department currently is not requiring the Company to file a RBC comprehensive financial plan or invoking other remedies available under prescribed statutes. The Company anticipates no significant regulatory action as a result of the 1998 RBC calculation.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE P--QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)

Quarterly consolidated results of operations for 1998 and 1997 are summarized as follows:

                                                     First           Second            Third           Fourth
                                                    Quarter          Quarter          Quarter          Quarter
                                                   --------         --------         --------         --------
                                                            (Thousands of dollars, except per share data)
1998
Premiums written from continuing operations        $ 13,791         $ 11,141         $  8,772         $  9,581
Premiums earned from continuing operations            4,883            5,413            3,746            4,782
Loss and loss adjustment expense incurred
  from continuing operations                          3,869            4,368            3,570           10,244

Net loss                                               (508)            (851)            (647)          (8,445)

Net loss per common share:                             (.06)            (.10)            (.08)            (.99)
  Basic and assuming dilution

1997
Premiums written from continuing operations        $  7,416         $ 12,307         $  9,402         $ 11,772
Premiums earned from continuing operations            3,814            4,210            4,476            6,217
Loss and loss adjustment expense incurred
  from continuing operations                          2,766            3,401            3,160            6,046

Net income                                              225              378              429               83

Net income per common share:
  Basic and assuming dilution                           .03              .04              .05              .01

The increase in loss and loss adjustment expense in the fourth quarter of 1998 is the result of an actuarial review of reserves which produced a strengthening of reserves for continuing and discontinued lines of business.


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


NOTE R--COMPREHENSIVE INCOME

The following reconciles the components of other comprehensive income for the years ended December 31, 1998, 1997 and 1996:

                                                       1998           1997          1996
                                                      ------         ------        ------
                                                            (Thousands of dollars)
Unrealized holding gains (losses)
        arising during the period,
        net of taxes of $88, $146,
        and $(333)                                    $  170        $  283        $ (648)

Less:  Reclassification adjustments for
        gains (losses) included in net income,
        net of taxes of $(15),
        $211, and $141                                $  (29)        $  411        $  275
                                                      ------         ------        ------

Net unrealized gains (losses) on securities,
        arising during the period,
        net of taxes of $73,
        $357, and $(192)                              $  141         $  694        $ (373)
                                                      ======         ======        ======

                                    PART III


ITEM 9.       DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

              Not Applicable.


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

              The executive officers, their respective ages and business experience are as follows: Raymond H. Deck (76), Chairman of the Board; Douglas J. Coats (66), President and Chief Executive Officer; Cynthia A. Moore (37), Senior Vice President, Treasurer and Chief Financial Officer; Nicholas Z. Alexander (63), Senior Vice President, Secretary and General Counsel; and Bryce E. Farmer
              (47), Senior Vice President - Administration.

              Mr. Deck was named Chairman of the Board effective October 1, 1998. He has been a Director of the Company since 1990. He also serves as President of Chase Insurance Enterprises, Inc., Hartford, Connecticut.

              Mr. Coats joined the Company on May 23, 1995, when he was appointed Executive Vice President and a member of the Board of Directors. Prior thereto, he was Executive Vice President of Ranger Insurance Company, Houston, Texas for more than five years.

              Ms. Moore joined the Company on August 28, 1996 when she was elected Senior Vice President and Chief Financial Officer. On December 31, 1997 she was elected Treasurer of the Company and was appointed a member of the Board of Directors on October 1, 1998. Prior thereto she was an Audit Executive with Ernst & Young LLP for more than five years.

              Mr. Alexander was named Senior Vice President, Secretary and General Counsel of the Company in 1992 and prior thereto was Vice President, Secretary and General Counsel of the Company for more than five years.

              Mr. Farmer joined the Company in February 1996 and was elected Senior Vice President-Administration on March 12, 1996. Prior thereto he had been Senior Vice President-Corporate Development with Universal Underwriters Group, Overland Park, Kansas between June 1993 and November 1995. Prior thereto, he had been with Ranger Insurance Company, Houston, Texas for more than five years as Senior Vice President-Administration.


The following table sets forth certain information relating to the directors of the Company:

                                                                              Number of shares of Common
Names, Position with the                                                      Stock owned beneficially,
Company and Age                                                               directly or indirectly, on
(as of January 31, 1999)       Principal Occupation for past       Director   January 31, 1999, (except      Percent
                               five years/other Directorships        Since    as otherwise noted) (1)       of Class
------------------------       ---------------------------------   --------   ---------------------------   --------
       Robert Betagole         President of Mike Albert Leasing,   1970         117,491  (5)                   1.4%
        Director, 70           Inc., Cincinnati, OH.

       David T. Chase          President and Director of           1985       4,343,148  (6)                  50.8%
        Director, 60           D. T. Chase Enterprises, Inc.,
             (2)               Hartford, CT.

                                                                              Number of shares of Common
Names, Position with the                                                      Stock owned beneficially,
Company and Age                                                               directly or indirectly, on
(as of January 31, 1999)       Principal Occupation for past       Director   January 31, 1999, (except     Percent
                               five years/other Directorships        Since    as otherwise noted) (1)      of Class
------------------------       ----------------------------------  --------   ---------------------------  ---------
      Douglas J. Coats         President and Chief Executive       1995               143,660              1.7%
      President, Chief         Officer of the Company since
      Executive Officer        October 1, 1998.  Prior thereto
      and Director, 66         he was Executive Vice President
                               of the Company since May 23, 1995.
                               Prior thereto he was Executive
                               Vice President of Ranger
                               Insurance Company, Houston, TX
                               since August, 1987.

       Raymond H. Deck         Chairman of the Board of the        1990               243,287              2.8%
        Director, 76           Company since October, 1998.
         (2) (3) (4)           President of Chase Insurance
                               Enterprises, Inc., Hartford, CT.

       Richard Desich          President of Mid-Ohio Securities    1997                35,350                 *
        Director, 63           Corp., Elyria, OH

       Kermit G. Hicks         President of Hicks Chevrolet,       1981                65,314  (7)            *
        Director, 63           Inc., Greencastle, PA.  Also,
         (2) (3) (4)           Chairman of the Board of Tower
                               Bancorp Inc., and its wholly
                               owned subsidiary First National
                               Bank of Greencastle.

       Cindy A. Moore          Senior Vice President and Chief     1998                13,791                 *
        Director, 37           Financial Officer of the Company
                               since August 28, 1996. Elected
                               Treasurer of the Company
                               December 31, 1997 and appointed a
                               member of the Board of Directors on
                               October 1, 1998. Prior thereto she
                               was an Audit Executive with
                               Ernst & Young LLP

       Stephen M. Qua          President of Qua Buick, Inc.        1970                40,358                 *
        Director, 66           Cleveland, OH
         (2) (3) (4)

       John P. Redding         Senior Vice President,              1997                 1,000                 *
        Director, 40           David  T. Chase Enterprises,
                               Inc., Hartford, CT

All Directors and Officers as a group (12 persons)                                  5,077,613 (8)         59.3%

----------

(1) On January 31, 1999, there were 8,554,966 shares of the Company's Common Stock issued and outstanding. Except as noted, includes shares owned by spouse, minor children or certain other family members, or held as custodian or trustee for the benefit of spouse or children, or owned by corporations of which such person is an officer or principal stockholder, over which shares such directors have sole or shared voting or investment power. With respect to the Directors, includes an aggregate of 182,000 shares which are subject to immediately exercisable options. Of the 182,000 shares subject to options, the following Directors have options to purchase the number of shares indicated after their names: Mr. Betagole, 7,500; Mr Chase, 7,500; Mr. Coats, 135,000; Mr. Deck, 7,500; Mr. Desich, 1,000; Mr.
     Hicks, 7,500; Ms. Moore, 7,500; Mr. Qua, 7,500; and Mr. Redding, 1,000.

(2)  Member of Executive Committee (Mr. Deck, Chairman)

(3)  Member of Audit Committee (Mr. Qua, Chairman)

(4)  Member of Compensation Committee (Mr. Deck, Chairman)

(5) Includes 16,371 shares as to which Mr. Betagole disclaims beneficial ownership.

(6)  See footnotes (2) and (5) at pages 52 and 52 herein.

(7) Includes 9,696 shares as to which Mr. Hicks claims beneficial ownership on an indirect basis.

(8) This amount includes 52,628 shares which are subject to immediately exercisable options (other than for Mr. Coats and Ms. Moore included in (1) above), and 20,537 shares owned by all officers in their Acceleration Retirement Savings and Stock Ownership Plan accounts as of December 31, 1998.


ITEM 11. EXECUTIVE COMPENSATION

SUMARY

The following table is a summary of certain information concerning the compensation awarded or paid to, or earned by, the Company's current Chief Executive Officer and each of the Company's other most highly compensated executive officers whose total annual salary and bonus for the fiscal year ended December 31, 1998, exceeded $100,000 (the "named executives") during each of the last three fiscal years:

                           SUMMARY COMPENSATION TABLE


                                                          Annual Compensation              Long Term Compensation
                                                         ---------------------       ----------------------------------
                                                                                       Securities            All Other
   Year      Name, Age, and Principal Position           Salary        Bonus            Underlying         Compensation
   ----      ---------------------------------             ($)          ($)          Options/SAR's (#)       ($) (1)
                                                         -------       -------       -----------------     ------------
   1998      Thomas H. Friedberg, 60  (2)                250,688            --               60,000             3,037
             Chairman of the Board, President
             and Chief Executive Officer
   1997                                                  275,000            --               60,000            14,300
   1996                                                  140,000            --              110,000             2,183
   1998      Douglas J. Coats, 66  (2)                   162,728            --               30,000             6,318
             President and Chief Executive Officer

   1997                                                  137,500            --               30,000            12,980
   1996                                                   71,250            --               55,000             2,611
   1998      Nicholas Z. Alexander, 63                   129,200            --               10,000             4,740
             Senior Vice President, Secretary and
             General Counsel
   1997                                                  119,600            --               10,000            11,514
   1996                                                  115,000            --               10,000             8,628
   1998      Bryce E. Farmer, 48  (3)                    112,333            --               10,000             1,012
             Senior Vice President
             Administration
   1997                                                  109,200            --               10,000             3,151
   1996                                                   97,125            --               10,000               318
   1998      William E. Merritt, Jr., 64  (4)            110,867            --               10,000             4,083
             Senior Vice President
             Claims
   1997                                                  107,362            --               10,000            10,243
   1996                                                   60,480            --                   --             3,067

(1) Represents approximate amounts contributed on behalf of each such executive to the Acceleration Retirement Savings and Stock Ownership Plan.

(2) Mr. Friedberg retired as Chairman of the Board, President and Chief Executive Officer of the Company on September 30, 1998. Mr. Coats was appointed President and Chief Executive Officer of the Company, and named Chairman of the Board of Acceleration National Insurance Company on October 1, 1998.

(3)  Mr. Farmer commenced employment with the Company on February 5, 1996.

(4) Mr. Merritt commenced employment with the Company on June 7, 1996, and due to illness, went on long term disability on January 1, 1999.

The following table sets forth information concerning individual grants of options to purchase the Company's Common Stock made to the named executives in 1998:

                        OPTION GRANTS IN LAST FISCAL YEAR


                                                                                          Potential Realizable Value
                               INDIVIDUAL GRANTS IN 1998                                   at Assumed Annual Rates
                                                                                         of Stock Price Appreciation
                                                                                               for Option Term
--------------------------------------------------------------------------------------------------------------------
                              Number of      Percent of
                              Securities        Total
                              Underlying       Options       Exercise or
                               Options/      Granted to      Base Price     Expiration
                                 SARs       Employees in     ($ Sh) (1)        Date          5% ($)        10% ($)
           Name              Granted (#)     Fiscal Year
           ----              -----------    ------------     -----------    ----------       ------        -------
Thomas H. Friedberg             60,000          35.6%          $3.219        9/30/99         12,597         25,473
Douglas J. Coats                30,000          17.8%          $3.219        6/16/03         26,678         58,952
Nicholas Z. Alexander           10,000          5.9%           $3.219        6/16/08         20,243         51,299
Bryce E. Farmer                 10,000          5.9%           $3.219        6/16/08         20,243         51,299
William E. Merritt, Jr.         10,000          5.9%           $3.219        6/16/08         20,243         51,299

(1)      Market price of the Company's Common Stock on date of grant.

The following table sets forth certain information regarding individual exercises of stock options during 1998 by each of the named executives:

    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES


                                  Shares       Value
                                 Acquired     Realized         Number of Securities             Value of Unexercised
           Name                     on      (Mkt. Price       Underlying Unexercised          In-The-Money Options at
           ----                  Exercise   at Exercise             Options at                  Fiscal year End (1)
                                   (#)          Less            Fiscal Year End(#)
                                 --------     Exercise
                                               Price)        Exercisable Unexercisable       Exercisable Unexercisable
                                             ---------       ----------- -------------       ----------- -------------
Thomas H. Friedberg                  0           N/A          170,000          60,000          48,750             N/A
Douglas J. Coats                     0           N/A          135,000          30,000          61,875             N/A
Nicholas Z. Alexander                0           N/A           37,628          42,627          17,236          10,360
Bryce E. Farmer                      0           N/A            7,500          22,500           2,188           2,813
William E. Merritt, Jr.              0           N/A            7,500          22,500           2,188           2,813


(1) Intended to represent the amount by which the market price of the Company's Common Stock on December 31, 1998 ($2.875) exceeded the exercise prices of unexercised options on that date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the named executive's beneficial ownership of the Common Stock of the company as of January 31, 1999:

                                                              Shares of Common Stock of
                                                              Company Beneficially Owned
                                                            --------------------------------------
Title of Class        Name of Officer                       Number (1)            Percent of Class
--------------        ---------------                       ----------            ----------------
Common Stock          Thomas H. Friedberg                      425,000                4.96%
Common Stock          Douglas J. Coats                         143,660                1.67%
Common Stock          Nicholas Z. Alexander                     58,899                    *
Common Stock          Bryce E. Farmer                            9,985                    *
Common Stock          William E. Merritt, Jr.                    9,330                    *


(1) The amounts shown represent the total shares owned outright by such individuals together with shares which are issuable upon the exercise of all stock options which are currently exercisable. Specifically, the following individuals have the right to acquire the shares indicated after their names, upon the exercise of such stock option:
           Mr. Friedberg, 175,000; Mr. Coats, 135,000; Mr.
           Alexander, 37,628; Mr. Farmer, 7,500; and Mr. Merritt, 7,500.

           o   Less than 1% of outstanding Common Stock.

The following table sets forth certain information as of January 31, 1999 (except as otherwise noted) with respect to stockholders known to the Company to be the beneficial owners of more than five percent (5%) of any class of the Company's voting securities:

                                Name and Address                        Amount of                        Percent
Title of Class                  of Beneficial Owner                     Beneficial Ownership (1)         of Class
--------------                  -------------------                     -------------------------        --------
Common Stock                    David T. Chase                          4,343,148  Shares (2)            50.8%
                                D. T. Chase Enterprises, Inc.
                                One Commercial Plaza
                                Hartford  CT   06103

                                Arnold L. Chase                         1,167,824 Shares (3)             13.7%
                                D. T. Chase Enterprises, Inc.
                                One Commercial Plaza
                                Hartford  CT   06103

                                The Darland Trust                       1,167,824 Shares (4)             13.7%
                                P. O. Box 472
                                St. Peter's House, Le Bordage
                                St. Peter Port
                                Guernsey GYI6AX
                                Channel Islands

                                Rhoda L. Chase                          2,000,000 Shares (5)             23.4%
                                c/o Chase Enterprises, Inc.
                                One Commercial Plaza
                                Hartford  CT   06103

                                Spitzer Profit Sharing and              750,250 Shares (6)                8.7%
                                Savings Plan
                                150 E. Bridge Street
                                Elyria  OH   44035

                                Dimensional Fund Advisors Inc.          427,724 Shares (7)                5.0%
                                1299 Ocean Avenue
                                Santa Monica  CA   90401

(1) Except as otherwise noted, the Company has no reason to believe that any beneficial owner listed above does not have sole voting and investment power with respect to these shares.

(2) Includes 7,500 shares of Common Stock subject to immediately exercisable options. According to a Schedule 13D filed with the Commission, Mr. David
      T. Chase has, to the extent temporarily transferred to him, sole power to vote and dispose of 880,000 shares of Common Stock loaned to him by his wife, Rhoda L. Chase (the "Rhoda Chase Borrowed Shares") and shares the power to dispose or to direct the disposition of (i) 1,120,000 shares beneficially owned by Rhoda L. Chase (ii) 1,167,824 shares beneficially owned by his son, Arnold L. Chase, and (iii) 1,167,824 shares beneficially owned by The Darland Trust (the "Trust"), a trust whose beneficiaries are his daughter, Cheryl A. Chase, and her children.

(3) According to a Schedule 13D filed with the Commission, Mr. Arnold L. Chase shares the power to dispose or to direct the disposition of the 1,167,824 shares owned by him with Mr. David T. Chase and has the sole power to vote or direct the vote of such shares. Such shares are also included in the above table in Mr. David T. Chase's shares.

(4) According to a Schedule 13D filed with the Commission, the Trust shares the power to dispose or to direct the disposition of the 1,167,824 shares owned by it with Mr. David T. Chase and has the sole power to vote or direct the vote of such shares. Such shares are also included in the above table in Mr. David T. Chase's shares.

(5) According to a Schedule 13D filed with the Commission, Rhoda L. Chase has the sole power to vote or to direct the vote of all such shares, except to the extent that she may be deemed to have temporarily transferred the sole power to vote or to direct the vote of the 880,000 Rhoda Chase Borrowed Shares to David T. Chase. Rhoda L. Chase shares the power to dispose or to direct the disposition of 1,120,000 of the shares of Common Stock owned by her with David T. Chase. Rhoda L. Chase has the sole power to dispose or to direct the disposition of the Rhoda Chase Borrowed Shares, except to the extent that she may be deemed to have temporarily transferred such power to David T. Chase. The shares of Common Stock owned by Rhoda L. Chase are also included in the above table in David T. Chase's shares.

(6) Spitzer Profit Sharing and Savings Plan under agreement dated December 31, 1973, is an employee Benefit Plan, Pension Fund subject to the provisions of the Employee Retirement Income Security Act of 1974.

(7) Dimensional Fund Advisors Inc. ("Dimensional"), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, is deemed to have beneficial ownership of 427,724 shares of ACCEL International Corporation common stock as of December 31, 1998. All of such securities are owned by advisory clients of Dimensional, no one of which, to the knowledge of Dimensional, owns more than 5% of the class of securities. Dimensional disclaims beneficial ownership of all such securities.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not Applicable.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

ITEM 14 (a) (l) AND (2)--INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES COVERED BY INDEPENDENT AUDITORS' REPORT

The following consolidated financial statements of ACCEL International Corporation and subsidiaries are included in Item 8:


         Independent Auditors' Report
         Consolidated balance sheets--December 31, 1998 and 1997
         Consolidated statements of operations--Years ended December 31, 1998,
           1997 and 1996
         Consolidated statements of common stockholders' equity--Years ended
           December 31, 1998, 1997 and 1996
         Consolidated statements of cash flows--Years ended December 31,
           1998, 1997 and 1996
         Notes to consolidated financial statements

The following financial statement schedules of ACCEL International Corporation and subsidiaries are included in Item 14 (d):

         Schedule I -- Summary of Investments - Other than Investments in Related Parties
         Schedule II -- Condensed Financial Information of Registrant
         Schedule III -- Supplementary Insurance Information
         Schedule IV -- Reinsurance
         Schedule V -- Supplemental Information Concerning Property-Casualty Insurance Operations

All other schedules to the consolidated financial statements required by Article 7 of Regulation S-X are not required under the related instructions or are inapplicable or the required information is provided in the consolidated financial statements, and the schedules therefore have been omitted.


ITEM 14 (c)--EXHIBITS

              Exhibit
              Number          Description
              ----------      -----------
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

                              10.1 Verification of coverage of current Directors and Officers Liability Policy for ACCEL
                              International Corporation as issued by Reliance
                              Insurance Company, indicating coverage for the period from November 27, 1998 to November 27,
                              1999.

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

              Exhibit
              Number          Description
              ----------      -----------
              (10)            10.4 The Company's first restatement of the 1987
              Cont.           Stock Incentive Plan. (Incorporated by reference
                              to Exhibit A to the Company's definitive Proxy
                              Statement for the 1990 annual meeting of
                              stockholders of the Company.)

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

                              10.10. Amendment No. 1 to Stock Acquisition
                              Agreement dated January 2, 1998 by and among ACCEL
                              International Corporation, Acceleration National
                              Insurance Company, Lyndon Life Insurance Company and Lyndon Insurance Group, Inc. (Incorporated by reference to the Form 8-K dated December 31, 1997.)

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

              (27) 27.1 Financial Data Schedule incorporated herein by reference to the EDGAR filing of the Registrant for the year ended December 31, 1998.

ITEM 14(d)--SCHEDULES

                      SCHEDULE I - SUMMARY OF INVESTMENTS -

                    OTHER THAN INVESTMENTS IN RELATED PARTIES

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                DECEMBER 31, 1998

-------------------------------------------------------------------------------------------

            Column A                              Column B      Column C         Column D
-------------------------------------------------------------------------------------------
                                                                                 Amount at
                                                                                which shown
                                                                                  in the
                                                                  Fair            Balance
         Type of Investment                         Cost*         Value           Sheet
-------------------------------------------------------------------------------------------
                                                         (Thousands of dollars)
Available for sale securities:
   Fixed maturities:
     United States government and
       government agencies and authorities        $ 6,688        $ 6,883        $ 6,883
     States, municipalities and
       political subdivisions                         110            115            115
     Mortgage and asset-backed securities          19,185         19,342         19,342
     All other corporate bonds                      3,970          4,003          4,003
                                                  -------        -------        -------
   Total                                           29,953         30,343         30,343

    Short-term investments                          1,204          1,204          1,204
                                                  -------        -------        -------
     Total investments                            $31,157        $31,547        $31,547
                                                  =======        =======        =======


* Original cost of equity securities, adjusted for any permanent write down, and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.






See accompanying independent auditors' report.

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 BALANCE SHEETS

                ACCEL INTERNATIONAL CORPORATION (PARENT COMPANY)

                                                                                December 31,
                                                                             1998             1997
                                                                         --------         --------
                                                                           (Thousands of dollars)
ASSETS

  Investments                                                            $  4,748         $      1
  Cash                                                                        883               73
  Notes and receivables from consolidated subsidiaries*                        --                1
  Investments in subsidiaries*                                             18,579           27,986
  Receivable from sale of discontinued and disposed of operations             703           14,687
  Other                                                                       337              254
                                                                         --------         --------
                                                                         $ 25,250         $ 43,002
                                                                         ========         ========

LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

  Accounts payable and other liabilities                                 $     98         $    795
  Notes and accounts payable to subsidiaries*                               1,477            3,758
  Payable related to discontinued operations                                   53              220
  Current federal income tax                                                  521            4,640
                                                                         --------         --------
                                                                            2,149            9,413
                                                                         --------         --------


  Common stockholders' equity:
    Common stock                                                              947              944
    Additional paid-in capital                                             32,659           32,610
    Retained earnings (accumulated deficit) (including
      undistributed earnings of subsidiaries and affiliates:
      1998--$(493,000); 1997--$(8,700,000);                                (3,800)           6,518
    Treasury shares at cost                                                (6,962)          (6,599)
    Accumulated other comprehensive income                                    257              116
                                                                         --------         --------
                                                                           23,101           33,589
                                                                         --------         --------
                                                                         $ 25,250         $ 43,002
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

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENTS OF OPERATIONS

                ACCEL INTERNATIONAL CORPORATION (PARENT COMPANY)


                                                                      Year Ended December 31,
                                                              1998             1997             1996
                                                            --------         --------         --------
                                                                      (Thousands of dollars)
INCOME
   Net investment income:
     Dividends from subsidiaries                            $     --         $  5,011         $     --
     Interest                                                    144               --                3
     Realized gains                                               --              226               --
     Equity in income of affiliated company                     (189)              --               --
   Other income                                                  294                8            2,146
                                                            --------         --------         --------
                                                                 249            5,245            2,149
EXPENSES
   General, administrative, taxes, licenses and fees           1,288              488              374
   Interest                                                       --            1,532            2,178
                                                            --------         --------         --------
                                                               1,288            2,020            2,552
                                                            --------         --------         --------

   INCOME (LOSS) BEFORE INCOME
     TAXES AND OTHER ITEMS                                    (1,039)           3,225             (403)

Federal income taxes (benefit)                                  (270)             286               43
Other item--equity in undistributed net income
   (loss) of consolidated subsidiaries                        (9,682)           8,673            1,525
Other item--undistributed net income (loss)
   of former subsidiaries                                         --          (10,497)             894
                                                            --------         --------         --------
   INCOME (LOSS) BEFORE
     EXTRAORDINARY ITEM                                      (10,451)           1,115            1,973

Extraordinary item-gain on extinguishment of debt                 --               --              131
                                                            --------         --------         --------

   NET INCOME (LOSS)                                        $(10,451)        $  1,115         $  2,104
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

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             STATEMENT OF CASH FLOWS
                ACCEL INTERNATIONAL CORPORATION (PARENT COMPANY)

                                                                                                Year Ended December 31,
                                                                                         1998             1997             1996
                                                                                       --------         --------         --------
                                                                                                  (Thousands of dollars)
OPERATING ACTIVITIES:
     Income (loss) from continuing operations                                          $(10,451)        $  7,015         $  1,327
     Adjustments to reconcile income (loss) from continuing operations to net cash (used in) provided by operating activities:
             Change in notes and receivables due from subsidiaries                            1               (2)             388
             Change in notes and accounts payable due to subsidiaries
                 and former subsidiaries                                                 (2,281)             578             (233)
             Change in other assets, other liabilities and accrued income taxes          (4,899)            (266)             741
             Interest paid in kind                                                           --               --              403
             Equity in (gains) losses of subsidiaries                                     9,682           (8,673)          (1,525)
             Equity in income of affiliated company                                         189               --               --
             Provision for amortization of goodwill                                          --               65              106
                                                                                       --------         --------         --------
     Net cash (used in) provided by continuing operations                                (7,759)          (1,283)           1,207
     Net cash (used in) provided by discontinued operations                              28,816            1,221             (248)
                                                                                       --------         --------         --------
     Net cash (used in) provided by operating activities
       before extraordinary item                                                         21,057              (62)             959
             Extraordinary gain                                                              --               --              131
                                                                                       --------         --------         --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                      21,057              (62)           1,090
                                                                                       --------         --------         --------

INVESTING ACTIVITIES:
     Equity method investment, net                                                       (4,936)              --             (496)
                                                                                                        --------         --------
NET CASH USED IN INVESTING ACTIVITIES                                                    (4,936)              --             (496)
                                                                                       --------         --------         --------

FINANCING ACTIVITIES:
     Repayment of notes payable                                                         (15,000)              --             (600)
     Repayment of notes to subsidiary                                                        --               --           (3,927)
     Issuance of Common Stock under Stock Option Plan                                        52              107              234
     Issuance of Common Stock under Rights Offering                                          --               --            3,284
     Repurchase of treasury shares                                                         (363)              --               --
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                     (15,311)             107           (1,009)
                                                                                       --------         --------         --------
     NET INCREASE (DECREASE) IN CASH                                                        810               45             (415)
Cash at beginning of year                                                                    73               28              443
                                                                                       --------         --------         --------
CASH AT END OF YEAR                                                                    $    883         $     73         $     28
                                                                                       ========         ========         ========

Supplemental schedule of non-cash financing activities:
     Cancellation of Subordinated Notes as consideration
     for the purchase of Common Stock--Note E                                                --               --         $  5,703
                                                                                       ========         ========         ========

     Transfer of note payable to ALIC--Note E                                          $     --         $ 15,000         $  1,500
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

               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

---------------------------------------------------------------------------------------------------------------------------
Column A                 Column B     Column C     Column D      Column E        Column F      Column G       Column H
---------------------------------------------------------------------------------------------------------------------------
                                              December 31,                                       Year ended December 31,
                         ------------------------------------------------------  ------------------------------------------
                         Deferred     Reserve                     Other                                        Benefits,
                         policy       for future                  policy                                       claims,
                         acquisition  policy       Unearned       claim and                       Net         losses and
                         costs        benefits     Premiums       benefits       Premium        investment    settlement
                                                                  payable        revenue        income (1)    expenses
---------------------------------------------------------------------------------------------------------------------------
                                                         (Thousands of dollars)
1998
Property/Casualty        $ 2,803        $--        $12,449        $49,535        $18,824        $ 1,967        $22,051
Corporate                     --         --             --             --             --            139             --
                         -------        ---        -------        -------        -------        -------        -------
      TOTAL              $ 2,803        $--        $12,449        $49,535        $18,824        $ 2,106        $22,051
                         =======        ===        =======        =======        =======        =======        =======

1997
Property/Casualty        $ 3,112        $--        $29,986        $22,028        $18,717        $ 2,764        $15,373
Corporate                     --         --             --             --             --            226             --
                         -------        ---        -------        -------        -------        -------        -------
      TOTAL              $ 3,112        $--        $29,986        $22,028        $18,717        $ 2,990        $15,373
                         =======        ===        =======        =======        =======        =======        =======

1996
Property/Casualty        $ 1,418        $--        $20,929        $11,016        $12,466        $ 2,121        $10,145
Corporate                     --          7             --             --             --              3             --
                         -------        ---        -------        -------        -------        -------        -------
      TOTAL              $ 1,418        $ 7        $20,929        $11,016        $12,466        $ 2,124        $10,145
                         =======        ===        =======        =======        =======        =======        =======

---------------------------------------------------------------------
                           Column I        Column J         Column K
---------------------------------------------------------------------
                                  Year ended December 31,
                         --------------------------------------------
                           Amortization
                           of deferred
                           policy          Other
                           acquisition     operating        Premiums
                           costs (2)       expenses (1)     written
---------------------------------------------------------------------
                              (Thousands of dollars)
1998
Property/Casualty            $   308         $ 8,381        $43,285
Corporate                         --           1,288             --
                             -------         -------        -------
      TOTAL                  $   308         $ 9,669        $43,285
                             =======         =======        =======

1997
Property/Casualty            $(1,733)        $11,617        $40,897
Corporate                         --           1,913             --
                             -------         -------        -------
      TOTAL                  $(1,733)        $13,530        $40,897
                             =======         =======        =======

1996
Property/Casualty            $  (938)        $ 8,609        $25,629
Corporate                         --           2,343             --
                             -------         -------        -------
      TOTAL                  $  (938)        $10,952        $25,629
                             =======         =======        =======


(1) For 1996, allocations for investment income and other operating expenses are based on a number of assumptions and results would change if different methods were applied. For all years net investment income includes realized gains and losses.

(2) Represents the net (increase) decrease in deferred policy acquisition costs.

See  accompanying independent auditors' report.

                            SCHEDULE IV - REINSURANCE
                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

Column A                             Column B         Column C         Column D       Column E        Column F
--------------------------------------------------------------------------------------------------------------------
                                                     Ceded to          Assumed                        Percentage
                                      Gross           other           from other                      of amount
                                      amount         companies        companies       Net amount      assumed to net
--------------------------------------------------------------------------------------------------------------------
                                                                (Thousands of dollars)
Year Ended December 31, 1998:

Premiums

     Property and casualty           $ 37,872        $(24,476)        $  5,413        $ 18,809            28.8%
                                     ========        ========         ========        ========        ========

Year Ended December 31, 1997:

Premiums

     Property and casualty           $ 38,848        $(17,118)        $  2,049        $ 23,779             8.6%
                                     ========        ========         ========        ========        ========

Year Ended December 31, 1996:

Premiums

     Property and casualty           $ 25,629        $ (9,416)            --          $ 16,213             0.0%
                                     ========        ========         ========        ========        ========




See accompanying independent auditors' report.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ACCEL INTERNATIONAL CORPORATION



BY:      /s/ Cindy A. Moore
         -------------------------------------
         Cynthia A. Moore
         Senior Vice President,
         Chief Financial Officer and Treasurer

DATE:    March 29, 1999
         --------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                              TITLE                                                         DATE
         ---------                              -----                                                         ----
   /S/ Robert Betagole*               Director                                                              February 22, 1999
----------------------------
      Robert Betagole

    /S/ David T. Chase*               Director                                                              February 24, 1999
----------------------------
      David T. Chase

   /S/ Douglas J. Coats*              Director, President and Chief Executive Officer                       February 17, 1999
----------------------------          (principal executive officer)
     Douglas j. Coats

   /S/ Raymond H. Deck*               Director and Chairman of the Board                                    February 18, 1999
----------------------------
      Raymond H. Deck

    /S/ Richard Desich*               Director                                                              February 22, 1999
----------------------------
      Richard Desich

   /S/ Kermit G. Hicks*               Director                                                              February 22, 1999
----------------------------
      Kermit G. Hicks

   /S/ Cynthia A. Moore*              Director, Sr. Vice President, Chief Financial Officer and             March 3, 1999
----------------------------          Treasurer (principal financial and accounting officer)
     Cynthia A. Moore

    /S/ Stephen M. Qua*               Director                                                              February 19, 1999
----------------------------
      Stephen M. Qua

   /S/ John P. Redding*               Director                                                              February 25, 1999
----------------------------
      John P. Redding

*By:           /S/ Nicholas Z. Alexander                                                                    February 22, 1999
           ----------------------------------
                 Nicholas Z. Alexander
                   Attorney-in-Fact

                               INDEX TO EXHIBITS

              Exhibit
              Number          Description
              ----------      -----------
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

                              10.1 Verification of coverage of current Directors and Officers Liability Policy for ACCEL
                              International Corporation as issued by Reliance
                              Insurance Company, indicating coverage for the period from November 27, 1998 to November 27,
                              1999.

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

              Exhibit
              Number          Description
              ----------      -----------
              (10)            10.4 The Company's first restatement of the 1987
              Cont.           Stock Incentive Plan. (Incorporated by reference
                              to Exhibit A to the Company's definitive Proxy
                              Statement for the 1990 annual meeting of
                              stockholders of the Company.)

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

                              10.10. Amendment No. 1 to Stock Acquisition
                              Agreement dated January 2, 1998 by and among ACCEL
                              International Corporation, Acceleration National
                              Insurance Company, Lyndon Life Insurance Company and Lyndon Insurance Group, Inc. (Incorporated by reference to the Form 8-K dated December 31, 1997.)

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

              (27) 27.1 Financial Data Schedule incorporated herein by reference to the EDGAR filing of the Registrant for the year ended December 31, 1998.