Form 10-Q
period 1999-03-31
ACCEL INTERNATIONAL CORP
filed 1999-05-17
CIK 1985

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

  (Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                      FOR THE QUARTER ENDED MARCH 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of April 30, 1999, there were 8,554,966 shares of Common Stock, $.10 par value per share outstanding.

                                                      COMMISSION FILE NO. 0-8162


                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 1999

                                      INDEX



PART I -- FINANCIAL INFORMATION

         Item 1.  Financial Statements                                                                       Page
                                                                                                             ----
                  Unaudited Consolidated Balance Sheets
                      (March 31, 1999 and December 31, 1998)                                                 3 -  4

                  Unaudited Consolidated Statements of Operations (Three months
                      ended March 31, 1999 and 1998)                                                              5

                  Unaudited Consolidated Statements of Common Stockholders'
                      Equity (Three months ended March 31, 1999 and year
                      ended December 31, 1998)                                                                    6

                  Unaudited Consolidated Statements of Cash Flows (Three months
                      ended March 31, 1999 and 1998)                                                              7

                  Notes to Unaudited Consolidated Financial Statements                                       8 - 12

         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                                   13 - 15

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                15 - 16

PART II -- OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                                                               16
         Signature                                                                                               16

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                     UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                            March 31,       December 31,
                                                              1999             1998
                                                           ------------     ------------
                                                               (Thousands of dollars)
ASSETS

Investments:
     Investments available for sale, at fair value:
         Fixed maturities (cost: 1999--$27,564,000;
            1998--$29,953,000)                             $     27,673     $     30,343
         Short-term investments
            (cost: 1999--$1,912,000; 1998--$1,204,000)            1,912            1,204
     Other invested assets                                        4,725            4,747
                                                           ------------     ------------
                                                                 34,310           36,294

Cash                                                                822            2,587

Receivables:
     Premiums in process of transmittal, less
         allowance (1999--$200,000; 1998--$200,000)               7,069            7,975
     Amounts due from reinsurers                                 42,592           36,877
     Amounts due from former subsidiaries                            13               65
                                                           ------------     ------------
                                                                 49,674           44,917

Accrued investment income                                           259              282
Prepaid reinsurance premiums                                      3,627            5,913
Deferred policy acquisition costs                                 2,404            2,803
Equipment--at cost, less accumulated
     depreciation (1999--$1,737,000; 1998--$1,673,000)              443              474
Leasehold improvements, less accumulated amortization
     (1999--$16,000; 1998--$13,000)                                  22               24
Receivable from sale of discontinued and disposed
     of operations                                                  703              703
Other assets                                                        416              621
                                                           ------------     ------------
                                                                  7,874           10,820
                                                           ------------     ------------


Total assets                                               $     92,680     $     94,618
                                                           ============     ============

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                                           March 31,        December 31,
                                                             1999              1998
                                                          ------------      ------------
                                                              (Thousands of dollars)
LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

Policy Reserves and Liabilities:
    Unearned premium reserves                             $     10,062      $     12,449
    Insurance claims                                            49,767            49,535
                                                          ------------      ------------
                                                                59,829            61,984
Other Liabilities:
    Amounts withheld for others                                  2,182             2,118
    Deferred reinsurance commissions                               905             1,508
    Amounts due reinsurers                                       5,575             3,583
    Accounts payable and other liabilities                       2,456             2,162
    Payable to former subsidiaries                                --                   3
    Current federal income taxes                                   172               159
                                                          ------------      ------------
                                                                11,290             9,533
                                                          ------------      ------------
                                                                71,119            71,517
                                                          ------------      ------------

Commitments and Contingencies -- Note E

Redeemable Preferred Stock:
    Authorized shares--1,000,000;
       no issued or outstanding shares                            --                --

Common stockholders' equity:
    Common stock, $.10 par value
       Authorized shares (1999--15,000,000;
             1998--15,000,000)
       Issued shares (1999--9,468,196;
             1998--9,468,196)                                      947               947
    Additional paid-in capital                                  32,659            32,659
    Retained earnings (accumulated deficit)                     (5,155)           (3,800)
    Less treasury shares at cost (1999--913,230;                (6,962)           (6,962)
       1998--913,230)
    Accumulated other comprehensive income                          72               257
                                                          ------------      ------------
                      Net common stockholders' equity           21,561            23,101
                                                          ------------      ------------

    Total liabilities and common stockholders' equity     $     92,680      $     94,618
                                                          ============      ============



See notes to unaudited consolidated financial statements.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          Three Months Ended March 31,
                                                              1999             1998
                                                          -----------      -----------
                                                            (Thousands of dollars,
                                                             except per share data)
REVENUE:
     Gross premiums written                               $     8,539      $    13,791
     Less reinsurance ceded                                     2,768            8,185
                                                          -----------      -----------
         Net premiums written                                   5,771            5,606
     (Increase) decrease in unearned premium reserves             102             (723)
                                                          -----------      -----------
         Premiums earned                                        5,873            4,883
     Net investment income:
         Interest and dividends                                   475              664
         Realized gains (losses)                                    1              (53)
     Equity in income of affiliated company                       (22)            --
     Other income                                                  18              125
                                                          -----------      -----------
                                                                6,345            5,619
                                                          -----------      -----------
BENEFITS AND EXPENSES:
     Loss and loss adjustment expenses                          4,325            3,869
     Commissions and selling expenses                           1,711            2,211
     Reinsurance expense recovery                                (772)          (1,528)
     General and administrative                                 1,549            1,290
     Taxes, licenses and fees                                     392              519
     (Increase) decrease in deferred policy
         acquisition costs                                        399             (234)
                                                          -----------      -----------
                                                                7,604            6,127
                                                          -----------      -----------
INCOME (LOSS) BEFORE FEDERAL INCOME
     TAXES                                                     (1,259)            (508)

     Federal income taxes:
         Current expense                                         --               --
         Deferred expense                                        --               --
                                                          -----------      -----------
                                                                 --               --
                                                          -----------      -----------

NET INCOME (LOSS)                                         $    (1,259)     $      (508)
                                                          ===========      ===========

Earnings per common share--basic/assuming dilution:
     Net income (loss)                                    $     (0.15)     $     (0.06)
                                                          ===========      ===========

Weighted average number of common
     shares outstanding                                     8,554,966        8,607,908
                                                          ===========      ===========






See notes to unaudited consolidated financial statements.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES
        UNAUDITED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

                             (Thousands of dollars)

                                                                          Retained                      Accumulated
                                                          Additional      earnings        Common           other
                                             Common        paid-in      (accumulated     stock held    comprehensive
                                             stock         capital        deficit)      in treasury        income            Net
                                           ----------     ----------     ----------      ----------      ----------      ----------
Balances at December 31, 1997              $      944     $   32,610     $    6,518      $   (6,599)     $      116      $   33,589
Comprehensive income (loss):
    Net loss                                       --             --        (10,451)             --              --         (10,451)
    Other comprehensive
       income (loss), net:
    Change in unrealized appreciation
       on investment securities                    --             --             --              --             141             141
                                           ----------     ----------     ----------      ----------      ----------      ----------
    Other comprehensive
       income                                      --             --             --              --             141             141
                                           ----------     ----------     ----------      ----------      ----------      ----------
    Comprehensive income (loss)                    --             --        (10,451)             --             141         (10,310)
    Change in valuation allowance
       for unrealized appreciation
       on investment securities                    --             --            133              --                             133
    Purchase of 115,810 shares as
       treasury stock                              --             --             --            (363)             --            (363)
    Issuance of 3,900 shares of
       Common Stock under
       Common Stock Option Plan                     3             49             --              --              --              52
                                           ----------     ----------     ----------      ----------      ----------      ----------
    Balances at December 31, 1998                 947         32,659         (3,800)         (6,962)            257          23,101
Comprehensive income (loss):
    Net loss                                       --             --         (1,259)             --              --          (1,259)
    Other comprehensive
       income (loss), net:
    Change in unrealized appreciation
       on investment securities                    --             --             --              --            (185)           (185)
                                           ----------     ----------     ----------      ----------      ----------      ----------
    Other comprehensive
       income                                      --             --             --              --            (185)           (185)
                                           ----------     ----------     ----------      ----------      ----------      ----------
    Comprehensive income (loss)                    --             --         (1,259)             --            (185)         (1,444)
    Change in valuation allowance
       for unrealized appreciation
       on investment securities                    --             --            (96)             --              --             (96)
                                           ----------     ----------     ----------      ----------      ----------      ----------
    Balances at March 31, 1999             $      947     $   32,659     $   (5,155)     $   (6,962)     $       72      $   21,561
                                           ==========     ==========     ==========      ==========      ==========      ==========

See notes to unaudited consolidated financial statements.

               ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

               UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Three Months Ended March 31,
                                                                        1999             1998
                                                                     -----------      -----------
                                                                        (Thousands of dollars)
OPERATING ACTIVITIES:
     Net income (loss)                                               $    (1,259)     $      (508)
     Adjustments to reconcile net income (loss)
         to net cash (used in) provided by operating activities:
             Equity method investment, net                                    22             --
             Change in premiums receivable                                   906              936
             Change in accrued investment income                              23              (77)
             Change in prepaid reinsurance premiums                        2,286            1,524
             Change in premium deposits held                                  64              (24)
             Change in unearned premium reserves                          (2,387)         (14,668)
             Change in insurance claim reserves                              232            2,834
             Change in amounts due to and from reinsurers                 (3,723)          (3,691)
             Change in other assets, other liabilities
                and accrued income taxes                                     561             (289)
             Accrual of discount on bonds                                     (4)              (7)
             Amortization of premium on bonds                                  8               17
             Amortization of deferred policy acquisition  costs            2,803            5,957
             Policy acquisition costs deferred                            (2,404)          (6,191)
             Reinsurance commissions earned                               (1,508)          (4,412)
             Reinsurance commissions received                                905            4,602
             Provision for depreciation and amortization                      65               56
             Net realized gains (losses) on investments                        1              (53)
                                                                     -----------      -----------
     Net cash used in continuing operations                               (3,409)         (13,994)
     Net cash provided by discontinued operations                           --             39,756
                                                                     -----------      -----------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                       (3,409)          25,762
                                                                     -----------      -----------

INVESTING ACTIVITIES:
     Sale of investments available for sale                                4,453            5,641
     Purchase of investments available for sale                           (2,777)         (13,832)
     Other, net                                                              (32)            (209)
                                                                     -----------      -----------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                        1,644           (8,400)
                                                                     -----------      -----------

FINANCING ACTIVITIES:
     Repayment of notes payable                                             --            (15,000)
     Issuance of common stock under stock option plan                       --                  9
     Repurchase of treasury shares                                          --               (306)
                                                                     -----------      -----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                         --            (15,297)
                                                                     -----------      -----------
NET INCREASE (DECREASE) IN CASH                                           (1,765)           2,065
Cash at beginning of period                                                2,587            1,589
                                                                     -----------      -----------
CASH AT END OF PERIOD                                                $       822      $     3,654
                                                                     ===========      ===========


See notes to unaudited consolidated financial statements.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999


NOTE A--SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: The accompanying unaudited consolidated financial statements of ACCEL International Corporation ("ACCEL") and subsidiaries (collectively referred to herein as the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X which, as to the insurance company subsidiary, differ in some respects from statutory accounting practices prescribed or permitted by state insurance departments. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for all periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

DESCRIPTION OF BUSINESS: ACCEL is an insurance holding company incorporated in Delaware. The Company is engaged in the underwriting and sale of property/casualty insurance products, concentrating on commercial lines of business. The Company offers various policies covering long-haul trucking, charter bus, and limousine fleets, as well as other specialized products tailored to other groups such as crane operators and gun dealers. The Company offers these products through general agents. The Company is subject to competition from other insurers throughout the states in which it writes business. The Company is also subject to regulation by the insurance departments of states in which it is licensed, and undergoes periodic examinations by those departments.

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

The investment in USA Insurance Group, Inc., the parent company of Transportation Insurance Specialists, the Company's general agent, in which the Company has a 25% interest is accounted for utilizing the equity method where the cost of the investment is adjusted for the Company's proportionate share of the investee's undistributed earnings or losses as well as any dividends paid by the investee. Amortization of the amount by which the investment in USAIG exceeds the Company's share of the underlying net assets is being amortized on the straight-line method over 10 years.

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

EARNINGS PER COMMON SHARE: Net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period.

RECLASSIFICATIONS: Certain amounts in the 1998 unaudited consolidated financial statements have been reclassified to conform with the 1999 presentation.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE B -- SALE OF AUTO AFTERMARKET GROUP

Effective December 31, 1997, ACCEL sold to Lyndon Insurance Group, Inc. and Lyndon Life Insurance Company (collectively, "Lyndon") the outstanding capital stock of ALIC, Acceleration National Service Company ("ANSC") and Dublin (collectively, the "Target Corporations") for $30.2 million in cash and to Lyndon Property Insurance Company ("Lyndon Property") assets related to the vehicle extended service contract business of ACCEL's wholly owned subsidiary, Acceleration National Insurance Company ("ANIC"), for $10.3 million in cash.

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

The "Receivable from sale of discontinued and disposed of operations" ("Receivable from sale") of approximately $.7 million represents the difference between the net sales price of $41 million and the initial sales price of $40.5 million and approximately $.2 million related to the cession of vehicle extended service contract reserves to Lyndon Property. The Company has filed a legal action seeking declaratory judgment relief relating to disagreement with Lyndon concerning the exact amount of the net sales price. Accordingly, the receivable from sale may be more or less than $.7 million. The Company believes the resolution of the matter will not have a material adverse effect on the financial condition or results of operations of the Company.

In conjunction with the sale, on January 1, 1998, ANIC ceded via a quota share reinsurance agreement 100% of its liability related to the vehicle extended service contract business to Lyndon Property.

NOTE C--REINSURANCE

The Company has entered into reinsurance contracts associated with its property and casualty lines which transfer a percentage of risk to the related reinsurer. The Company also has agreements which transfer risks after a predetermined loss amount has been reached. Unearned premium reserves associated with these agreements at March 31, 1999 and December 31, 1998 are $3.6 million and $5.9 million, respectively, and the liability for insurance claims is $33.9 million and $33.4 million at March 31, 1999 and December 31, 1998, respectively. The following data summarizes certain aspects of the Company's reinsurance activity for 1999 and 1998.

Premiums written and earned in 1999 and 1998 are summarized as follows:

                                       Three Months Ended March 31,
                                   1999                          1998
                          -----------------------      ------------------------
                          Written        Earned         Written         Earned
                         ---------      ---------      ---------      ---------
                                        (Thousands of dollars)
Direct                   $   6,848      $   9,032      $  12,696      $  10,892
Assumed                      1,691          1,894          1,095            926
Ceded                       (2,768)        (5,053)        (8,185)        (6,935)
                         ---------      ---------      ---------      ---------
Net                      $   5,771      $   5,873      $   5,606      $   4,883
                         =========      =========      =========      =========

Loss and loss adjustment expenses incurred in 1999 and 1998 are summarized as follows:

                                                      Three Months Ended March 31,
                                                         1999            1998
                                                      ---------       ---------
                                                        (Thousands of dollars)
Direct                                                $   8,923       $   8,472
Assumed                                                   1,004             571
Ceded                                                    (5,602)         (5,174)
                                                      ---------       ---------
Net loss and loss adjustment
  expenses                                            $   4,325       $   3,869
                                                      =========       =========

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

Information relating to revenue, income (loss) before income taxes and identifiable assets by segment are summarized as follows:

                                                     Three Months Ended March 31,
                                                        1999            1998
                                                      ---------       ---------
                                                       (Thousands of dollars)
Revenue:
        Property/Casualty                             $   6,341       $   5,391
        Corporate                                             4             228
                                                      ---------       ---------
          Total                                       $   6,345       $   5,619
                                                      =========       =========


Income (loss) before income taxes:
        Property/Casualty                             $    (938)      $    (505)
        Corporate                                          (321)             (3)
                                                      ---------       ---------
          Total                                       $  (1,259)      $    (508)
                                                      =========       =========

                                                      March 31,      December 31,
                                                        1999             1998
                                                      ---------       ---------
                                                        (Thousands of dollars)
Identifiable assets:
        Property/Casualty                             $  86,228       $  87,934
        Corporate                                         6,452           6,684
                                                      ---------       ---------
          Total                                       $  92,680       $  94,618
                                                      =========       =========

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

In May 1996, the Liquidation Bureau, acting on behalf of the New York Property/Casualty Insurance Security Funds (the "Guaranty Fund"), informally advised the Company that on behalf of the Guaranty Fund it intended to seek indemnification or reimbursement from ANIC for claims paid by the Guaranty Fund to Galaxy insureds on policies which may have been covered by the Certificates. The company has taken the position that the Guaranty Fund has no right to seek indemnification unless Galaxy insureds who hold properly issued Certificates have executed assignments and evidences of subrogation to ANIC. Even if any Galaxy insured properly made such a claim directly to ANIC, the Company has been advised by counsel that if ANIC paid any such claim, it would have the right, under

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE E--COMMITMENTS AND CONTINGENCIES --(CONTINUED)

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

The allegations of fraud and misrepresentation at the time of sale of the long-term care policies are based on alleged statements that premiums "would not be raised too much" even though the policy on its face stated that the "Company reserves the right to increase premiums at anytime." Moreover, premiums were increased subsequent to the reinsurance of the business to Commonwealth by ALIC, and the increases appear to have been approved by the proper regulatory authority. Plaintiffs amended their complaint to set forth allegations that the policies were intentionally underpriced and/or poorly underwritten, so as to justify premium increases and induce policy lapses. The Company and Commonwealth are cooperating to vigorously defend the matter. Joint motions to dismiss and to strike the class action allegations were filed in the U.S. District Court, District of North Dakota, Southeastern Division. The Court acted to deny all pending motions without prejudice to refiling until development of the record occurred. The parties have undertaken to conduct discovery to develop the record as directed by the Court. Based thereon, the Company filed a motion for summary judgment. On March 16, 1999, the Court issued a Memorandum and Order denying Defendant's motion for summary judgment and granting Plaintiff's motion for class certification. The Company petitioned for interlocutory appeals of both rulings which were subsequently denied. These recent developments involve one or more theories of damages which if decided against defendants, including the Company, might ultimately prove material although management cannot currently estimate a range of potential loss. At a recent status conference on the matter, a definition of the class was established by the Court which reduced the membership of the class by approximately 50 percent and the Court fixed October 4, 1999 as the trial date. In the event the plaintiffs prevail, the Company believes that it has a basis on which to seek indemnification from Commonwealth.

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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

      Operating Results for the Three Months Ended March 31, 1999 and 1998

OPERATING RESULTS

The loss before federal income taxes for the three months ended March 31, 1999 was $1.3 million compared to a loss of $508,000 for the same period in 1998. Although the Company's dollar loss was greater in 1999 than in 1998, the loss ratio improved as discussed further below. Because the earned premium for 1999 was greater, the loss ratio, even though lower than in 1998, when combined with expenses produced a higher dollar net loss.

The Company's continuing product lines, including commercial auto and other niche products, produced a positive underwriting margin in the first quarter of 1999 of approximately $.1 million while net investment income contributed $475,000. These contributions were primarily offset by general and administrative expenses of $1.5 million and taxes, licenses and fees other than premium taxes of $.2 million. The Company's commercial auto program produced $7.7 million of gross premiums in the first quarter of 1999 compared to $10.9 million in the first quarter of 1998. This decrease was attributable to certain types of commercial auto insurance which the Company is no longer writing, including large fleets, paratransit vehicles and business in under-performing territories. The Company is focusing its ongoing efforts in commercial auto on insuring charter buses and small fleets which the Company defines as fleets of 1 to 25 vehicles.

The net loss and loss adjustment expense ratio was 73.6% for the first quarter of 1999 as compared to 79.2% for the same period in 1998. This improvement in the loss ratio reflects that the underwriting actions taken in the fourth quarter of 1998 to discontinue writing large fleets, paratransit and business in under-performing territories are beginning to have a favorable impact on the Company's loss ratio.

Gross premiums for the first quarter of 1999 included $.1 million of vehicle extended service contract business (which was fully ceded) compared to $2.5 million in the same period in 1998. Excluding the fully ceded vehicle extended service contract business, commissions and selling expenses as a percent of gross premiums were comparable between 1999 and 1998.

Reinsurance expense recoveries decreased $.8 million or 49.5% in 1999 as compared to 1998 due to the fact that the Company negotiated a lower reinsurance premium rate by removing the reinsurance ceding commission clause from its reinsurance contracts. Therefore, the Company's deferred reinsurance commissions and reinsurance expense recoveries decreased in 1999 as compared to 1998.

The Company's general and administrative expenses increased by $259,000 or 20.1% in the first three months of 1999 compared to the same period in 1998. This increase was largely due to fluctuations in several expense items, including an increase in guaranty association expenses of $112,000, primarily consisting of payments to one state and the inclusion in 1998 of a benefit totaling $79,000 related to reimbursement of operating costs from another insurer for shared services which was non-recurring in 1999. The Company adopted the reporting requirements of Statement of Position ("SOP") 97-3, Accounting by Insurance and Other Enterprises for Insurance-Related Assessments, in the first quarter of 1999. The effect of adopting SOP 97-3 on net income was immaterial.

The change in deferred policy acquisition costs from an increase of $.2 million in the first quarter of 1998 to a decrease of $.4 million for the same period in 1999 was consistent with the decrease in gross premium writings as amortization of the asset exceeded new additions.

REVENUE

Gross premium writings for the first quarter of 1999 were $8.5 million compared to $13.8 million for 1998. Premiums written decreased by $2.8 million for the new property and casualty programs and decreased $2.4 million for the vehicle extended service contract program (which is fully ceded to Lyndon Property).

Net premium earned was $5.9 million and $4.9 million for the first quarter of 1999 and 1998, respectively. The increase in 1999 compared to 1998 was primarily due to the change in the Company's retention under its reinsurance contracts. As of January 1, 1999, the Company increased its loss retention to $250,000 from the previous level of $100,000 which had the effect of ceding less premium to the reinsurers thereby increasing the Company's premiums earned over the underlying policy periods. The first quarter of 1999 represented the first quarter the additional premiums retained by the Company earned for the Company's benefit as opposed to earning for the reinsurer's benefit. The increase in net premium earned from 1998 to 1999 was also due to the completion of the earnings cycle in the first quarter of 1999 for policies written in 1998 which have since been non-renewed or cancelled as discussed previously.

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

The Company's "available for sale" fixed maturity securities at March 31, 1999 and December 31, 1998 included collateralized mortgage obligation securities and asset-backed collateralized securities. The mortgage and asset-backed securities are subject to risks associated with variable prepayments. As such, those securities may have a different actual maturity and yield than planned at the time of purchase. The degree to which a security is susceptible to either gains or losses is influenced by the difference between its amortized cost and par value, relative sensitivity of the underlying mortgages to prepayment risk in a changing interest rate environment and relative priority of the securities in the overall securitization.

The Company limits the extent of its risks on fixed maturity securities by generally avoiding securities whose cost significantly exceeds par, by purchasing securities which are backed by stable collateral, and by concentrating on securities that have either a planned amortization or sequential pay classes. The collateralized mortgage obligations and asset backed securities owned have primarily short to intermediate average lives. At March 31, 1999, the Company did not have a significant amount of higher risk mortgage or asset backed securities which had a significant risk of loss or principal. There are negligible default risks on the mortgage and asset backed security portfolios as a whole as the vast majority of the assets are either guaranteed by U. S. government-sponsored entities or are supported in the securitization structure by junior securities enabling the assets to achieve high investment grade status. The Company's collateralized mortgage obligations and asset backed securities are predominantly sequential pay with little or no exposure to interest only obligations ("IOs") or inverse IOs.

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

Due to the nature of its operations, the Company is at all times subject to pending and threatened legal actions that arise in the normal course of its activities. For information regarding legal proceedings involving the Company including developments relating to the insolvency of Galaxy Insurance Company (a subsidiary of the Company) and a suit against ALIC by three long-term care policyholders, see "Note E" in the Notes to Unaudited Consolidated Financial Statements.

Effective April 1, 1998, the Company purchased a 25% interest in the common stock of USA Insurance Group, Inc., the parent company of Transportation Insurance Specialists, the Company's general agent, for $5 million. This investment is included in other invested assets and is accounted for using the equity method. Amortization of the amount by which the investment in USAIG exceeds the Company's share of the underlying net assets is being amortized on the straight-line method over 10 years.

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

YEAR 2000 CONSIDERATION

The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (Year 2000) approaches. The Company's plan for assessment and renovation of these issues is grouped by hardware, system and operating software, application system software, end-user decision support software, telecommunications, office (non-information technology) systems, service provider relationships and business partner relationships. Within each grouping, components representing mission-critical operations to the Company have been prioritized. Hardware, operating software, application software, telecommunications, and key business partner relationships necessary to conduct the basic business of the Company have progressed beyond the renovation phase and are being validated or implemented. Success to date is demonstrated in the fact that throughout the first quarter of 1999, the Company has processed policies with expiration dates beyond the end of the century. Additionally, the Company is performing final assessments of supportive components within each group to verify that normal life cycles and third party provider efforts have matured to compliance levels. The Company expects little renovation will be required from this phase other than completion of its general ledger system implementation which is scheduled to be completed by the end of the second quarter of 1999.

Since January 1996, the Company has incurred approximately $145,000 in costs associated with the Year 2000 project. The Company expects to incur approximately $20,000 in remaining costs prior to the project's anticipated completion by the end of the second quarter of 1999. Continual contact and assessment of the Company's key partners and vendors will continue throughout 1999 and early 2000 to insure readiness is maintained. Management is in constant appraisal of the project status and is supportive and committed to successful completion. Based on the Company's current state of readiness and project progress, management has determined that the effect on the Company's financial condition and earnings is not material. Should any of the Company's benchmarks be compromised from the planned completion timetables, the Company has contingency plans in the form of contractual resource relationships, which will be activated to accelerate the delinquent task.

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

Significant interest rate risk sensitive instruments as of March 31, 1999 were:

                                                                                                                 TOTAL
                                                                                                                 FAIR
                                1999      2000       2001      2002       2003    Thereafter       TOTAL         VALUE
----------------------------------------------------------------------------------------------------------------------
                                                        (Millions of dollars)
INVESTMENTS IN FIXED MATURITY SECURITIES

Principal Amount                $2.1      $3.9       $7.5      $7.9       $3.6       $2.3         $27.3         $27.7
Book Value                       2.1       3.9        7.6       7.9        3.7        2.4          27.6
Average Interest Rate            6.8%      6.9%       6.5%      6.6%       6.4%       6.7%          6.6%          6.2%

SHORT-TERM INVESTMENTS

Principal Amount                $1.9       --         --        --         --         --           $1.9          $1.9
Book Value                       1.9       --         --        --         --         --            1.9
Average Interest Rate            4.7%      --         --        --         --         --            4.7%          4.7%

PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

(b) No reports on Form 8-K have been filed by the Registrant during the quarter ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               ACCEL INTERNATIONAL CORPORATION





DATED:   May 14, 1999          BY: /s/ Cindy Moore
      ------------------          ----------------------------
                                  Cynthia A. Moore
                                  Senior Vice President, Chief Financial Officer
                                  and Treasurer*


* Ms. Moore has been duly authorized to execute the report on behalf of the Registrant.

                               INDEX TO EXHIBITS

EXHIBIT
  NO.          DESCRIPTION
--------       -----------
  27           Financial Data Schedule