Form 10-Q
period 1999-06-30
ACCEL INTERNATIONAL CORP
filed 1999-08-23
CIK 1985

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                       FOR THE QUARTER ENDED JUNE 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

FOR THE TRANSITION PERIOD FROM                    TO
                              -------------------   --------------------

COMMISSION FILE NUMBER 0-8162
                       ------

                         ACCEL INTERNATIONAL CORPORATION
              ----------------------------------------------------
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

As of July 31, 1999, there were 8,554,966 shares of Common Stock, $.10 par value per share outstanding.

                                                      COMMISSION FILE NO. 0-8162


                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                 JUNE 30, 1999

                                     INDEX



PART I -- FINANCIAL INFORMATION

         Item 1.  Financial Statements                                                                        Page
                                                                                                              ----

                  Consolidated Balance Sheets
                      (June 30, 1999 (unaudited) and December 31, 1998)                                      3 -  4

                  Unaudited Consolidated Statements of Operations (Three months
                      and six months ended June 30, 1999 and 1998)                                                5

                  Consolidated Statements of Common Stockholders'
                      Equity (Six months ended June 30, 1999 (unaudited) and
                      year ended December 31, 1998)                                                               6

                  Unaudited Consolidated Statements of Cash Flows (Six months
                      ended June 30, 1999 and 1998)                                                               7

                  Notes to Unaudited Consolidated Financial Statements                                       8 - 12

         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                                   13 - 15

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                15 - 16

PART II -- OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                                                               16
         Signature                                                                                               16

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                      June 30,
                                                                        1999       December 31,
                                                                    (unaudited)        1998
                                                                    ------------   ------------
                                                                       (Thousands of dollars)
ASSETS
Investments:
     Investments available for sale, at fair value:
         Fixed maturities (cost: 1999--$28,273,000;
            1998--$29,953,000)                                      $     27,994   $     30,343
         Short-term investments
            (cost:  1999--$1,917,000; 1998--$1,204,000)                    1,917          1,204
     Other invested assets                                                 4,682          4,747
                                                                    ------------   ------------
                                                                          34,593         36,294

Cash                                                                          --          2,587

Receivables:
     Premiums in process of transmittal, less
         allowance (1999--$200,000; 1998--$200,000)                        4,641          7,975
     Amounts due from reinsurers                                          36,701         36,877
     Amounts due from former subsidiaries                                     13             65
                                                                    ------------   ------------
                                                                          41,355         44,917

Accrued investment income                                                    262            282
Prepaid reinsurance premiums                                               2,164          5,913
Deferred policy acquisition costs                                          1,928          2,803
Equipment--at cost, less accumulated
     depreciation (1999--$938,000;  1998--$1,673,000)                        423            474
Leasehold improvements, less accumulated amortization
     (1999--$18,000; 1998--$13,000)                                           20             24
Receivable from sale of discontinued and disposed
     of operations                                                           703            703
Other assets                                                                 232            621
                                                                    ------------   ------------
                                                                           5,732         10,820
                                                                    ------------   ------------



Total assets                                                        $     81,680   $     94,618
                                                                    ============   ============

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES


                                                              June 30,
                                                                1999        December 31,
                                                            (unaudited)         1998
                                                            ------------    ------------
                                                               (Thousands of dollars)

LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

Policy Reserves and Liabilities:
    Unearned premium reserves                               $      8,415    $     12,449
    Insurance claims                                              48,115          49,535
                                                            ------------    ------------
                                                                  56,530          61,984
Other Liabilities:
    Amounts withheld for others                                    1,592           2,118
    Deferred reinsurance commissions                                 621           1,508
    Amounts due reinsurers                                         2,253           3,583
    Accounts payable and other liabilities                         2,568           2,165
    Accrued restructuring cost                                     1,676              --
    Current federal income taxes                                     172             159
                                                            ------------    ------------
                                                                   8,882           9,533
                                                            ------------    ------------
                                                                  65,412          71,517
                                                            ------------    ------------



Commitments and Contingencies -- Note E

Redeemable Preferred Stock:
    Authorized shares--1,000,000;
       no issued or outstanding shares                                --              --

Common stockholders' equity:
    Common stock, $.10 par value
       Authorized shares (1999--15,000,000;
             1998--15,000,000)
       Issued shares (1999--9,468,196;
             1998--9,468,196)                                        947             947
    Additional paid-in capital                                    32,659          32,659
    Retained earnings (accumulated deficit)                      (10,192)         (3,800)
    Less treasury shares at cost (1999--913,230;
       1998--913,230)                                             (6,962)         (6,962)
    Accumulated other comprehensive income (loss)                   (184)            257
                                                            ------------    ------------
                      Net common stockholders' equity             16,268          23,101
                                                            ------------    ------------

    Total liabilities and common stockholders' equity       $     81,680    $     94,618
                                                            ============    ============

See notes to unaudited consolidated financial statements.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                    Three Months Ended June 30,      Six Months Ended June 30,
                                                                       1999             1998            1999            1998
                                                                    ------------    ------------    ------------    ------------
                                                                           (Thousands of dollars, except per share data)

REVENUE:
     Gross premiums written                                         $      6,689    $     11,141    $     15,228    $     24,932
     Less reinsurance ceded                                                  403           6,658           3,171          14,843
                                                                    ------------    ------------    ------------    ------------
         Net premiums written                                              6,286           4,483          12,057          10,089
     (Increase) decrease in unearned premium reserves                        183             930             285             207
                                                                    ------------    ------------    ------------    ------------
         Premiums earned                                                   6,469           5,413          12,342          10,296
     Net investment income:
         Interest and dividends                                              466             601             941           1,265
         Realized gains (losses)                                              --              --               1             (53)
     Equity in income of affiliated company                                  (43)             --             (65)             --
     Other income                                                           (108)             87             (90)            212
                                                                    ------------    ------------    ------------    ------------
                                                                           6,784           6,101          13,129          11,720
                                                                    ------------    ------------    ------------    ------------
BENEFITS AND EXPENSES:
     Loss and loss adjustment expenses                                     7,144           4,368          11,469           8,237
     Commissions and selling expenses                                      1,438           1,716           3,149           3,927
     Reinsurance expense recovery                                           (701)         (1,225)         (1,473)         (2,753)
     General and administrative                                            1,359           1,304           2,908           2,594
     Restructuring cost                                                    1,676              --           1,676              --
     Taxes, licenses and fees                                                298             455             690             974
     (Increase) decrease in deferred policy
         acquisition costs                                                   475             334             874             100
                                                                    ------------    ------------    ------------    ------------
                                                                          11,689           6,952          19,293          13,079
                                                                    ------------    ------------    ------------    ------------
INCOME (LOSS) BEFORE FEDERAL INCOME
     TAXES                                                                (4,905)           (851)         (6,164)         (1,359)

     Federal income taxes:
         Current expense                                                      --              --              --              --
         Deferred expense                                                     --              --              --              --
                                                                    ------------    ------------    ------------    ------------
                                                                              --              --              --              --
                                                                    ------------    ------------    ------------    ------------
NET INCOME (LOSS)                                                   $     (4,905)   $       (851)   $     (6,164)   $     (1,359)
                                                                    ============    ============    ============    ============

Earnings (loss) per common share--basic/assuming dilution:
     Net income (loss)                                              $      (0.57)   $      (0.10)   $      (0.72)   $      (0.16)
                                                                    ============    ============    ============    ============

Weighted average number of common
     shares outstanding                                                8,554,966       8,559,369       8,554,966       8,583,648
                                                                    ============    ============    ============    ============

See notes to unaudited consolidated financial statements.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

                             (Thousands of dollars)


                                                                  Retained
                                                    Additional    earnings          Common         Accumulated other
                                          Common     paid-in     (accumulated    stock held in       comprehensive
                                           stock     capital       deficit         treasury             income           Net
                                          -------   ----------   ------------    --------------    ------------------  -------

Balances at December 31, 1997              $  944   $   32,610   $      6,518    $      (6,599)   $              116   $33,589
Comprehensive income (loss):
    Net loss                                   --           --        (10,451)              --                    --   (10,451)
    Other comprehensive
        income (loss), net:
    Change in unrealized appreciation
        on investment securities               --           --             --               --                   141       141
                                           ------   ----------   ------------    -------------    ------------------   -------
    Other comprehensive
        income                                 --           --             --               --                   141       141
                                           ------   ----------   ------------    -------------    ------------------   -------
    Comprehensive income (loss)                --           --        (10,451)              --                   141   (10,310)
    Change in valuation allowance
        for unrealized appreciation
        on investment securities               --           --            133               --                   133
    Purchase of 115,810 shares as
        treasury stock                         --           --             --             (363)                   --      (363)
    Issuance of 3,900 shares of
        Common Stock under
        Common Stock Option Plan                3           49             --               --                    --        52
                                           ------   ----------   ------------    -------------    ------------------   -------
    Balances at December 31, 1998             947       32,659         (3,800)          (6,962)                  257    23,101
Comprehensive income (loss):
    Net loss                                   --           --         (6,164)              --                    --    (6,164)
    Other comprehensive
        income (loss), net:
    Change in unrealized appreciation
        on investment securities               --           --             --               --                  (441)     (441)
                                           ------   ----------   ------------    -------------    ------------------   -------
    Other comprehensive
        income                                 --           --             --               --                  (441)     (441)
                                           ------   ----------   ------------    -------------    ------------------   -------
    Comprehensive income (loss)                --           --         (6,164)              --                  (441)   (6,605)
    Change in valuation allowance
        for unrealized appreciation
        on investment securities               --           --           (228)              --                    --      (228)
                                           ------   ----------   ------------    -------------    ------------------   -------
    Balances at June 30, 1999
      (unaudited)                          $  947   $   32,659   $    (10,192)   $      (6,962)   $             (184)  $16,268
                                           ======   ==========   ============    =============    ==================   =======




See notes to unaudited consolidated financial statements.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       Six Months Ended June 30,
                                                                          1999          1998
                                                                       ----------    ----------
                                                                        (Thousands of dollars)

OPERATING ACTIVITIES:
     Net income (loss)                                                 $   (6,164)   $   (1,359)
     Adjustments to reconcile net income (loss)
         to net cash (used in) provided by operating activities:
             Equity method investment, net                                     65            --
             Provision for depreciation and amortization                      130           125
             Net realized (gain) losses on investments                         (1)           53
             Accrual of discount on bonds                                     (21)          (28)
             Amortization of premium on bonds                                  35            38
             Change in premiums receivable                                  3,334         4,179
             Change in accrued investment income                               20            (5)
             Change in prepaid reinsurance premiums                         3,749        (1,659)
             Change in amounts withheld for others                           (526)         (118)
             Change in unearned premium reserves                           (4,034)      (12,415)
             Change in insurance claim reserves                            (1,420)        5,564
             Change in amounts due to and from reinsurers                  (1,154)       (9,573)
             Change in other assets, other liabilities
                and accrued income taxes                                    1,830        (5,829)
             Change in deferred policy acquisition  costs                     875           100
             Change in deferred reinsurance commissions                      (887)           35
                                                                       ----------    ----------
     Net cash used in continuing operations                                (4,169)      (20,892)
     Net cash provided by discontinued operations                              --        39,469
                                                                       ----------    ----------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                        (4,169)       18,577
                                                                       ----------    ----------

INVESTING ACTIVITIES:
     Sale of investments available for sale                                 6,468         9,080
     Purchase of investments available for sale                            (5,516)      (13,897)
     Other, net                                                               630          (261)
                                                                       ----------    ----------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                         1,582        (5,078)
                                                                       ----------    ----------

FINANCING ACTIVITIES:
     Repayment of notes payable                                                --       (15,000)
     Issuance of common stock under stock option plan                          --            29
     Repurchase of treasury shares                                             --          (306)
                                                                       ----------    ----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                            --       (15,277)
                                                                       ----------    ----------
NET INCREASE (DECREASE) IN CASH                                            (2,587)       (1,778)
Cash at beginning of period                                                 2,587         1,589
                                                                       ----------    ----------
CASH AT END OF PERIOD                                                  $       --    $     (189)
                                                                       ==========    ==========


See notes to unaudited consolidated financial statements.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1999


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

DESCRIPTION OF BUSINESS: ACCEL is an insurance holding company incorporated in Delaware. The Company is engaged in the underwriting and sale of property/casualty insurance products, concentrating on commercial lines of business. The Company's specialty lines include various policies covering long-haul trucking, charter bus, and limousine fleets, as well as other specialized products tailored to other groups such as crane operators and gun dealers. The Company offers these products through general agents. The Company is subject to competition from other insurers throughout the states in which it writes business. The Company is also subject to regulation by the insurance departments of states in which it is licensed, and undergoes periodic examinations by those departments.

BUSINESS RESTRUCTURING: The Company announced on July 2, 1999 its intent of exiting its current lines of commercial property and casualty business due to its loss experience from 1998 and the current year. The Company will cease to write new policies of insurance and non-renew its current policies. Management is pursuing efforts to restructure the Company so that it can re-enter other areas of the insurance market. The Company's operating results were impacted by the recognition of a restructuring charge of $1.7 million in the current quarter. The restructuring charge are composed of severance and outplacement $.7 million, reinsurance termination charge $.7 million office, equipment and software leases $.3 million. The Company's staff has been reduced from twenty-two employees to eight. Management of the Company's claims has been contracted to Allegiance Insurance Managers, Ltd.


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

The investment in USA Insurance Group, Inc., the parent company of Transportation Insurance Specialists, the Company's general agent, in which the Company has a 25% interest is accounted for utilizing the equity method where the cost of the investment is adjusted for the Company's proportionate share of the investee's undistributed earnings or losses as well as any dividends paid by the investee. Amortization of the amount by which the investment in USAIG exceeds the Company's share of the underlying net assets is being amortized on the straight-line method over 10 years. The Company sold its investment in USAIG on August 10, 1999 for $5.3 million.

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

EARNINGS (LOSS) PER COMMON SHARE: Net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period.

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

NOTE C--REINSURANCE

The Company has entered into reinsurance contracts associated with its property and casualty lines which transfer a percentage of risk to the related reinsurer. The Company also has agreements which transfer risks after a predetermined loss amount has been reached. In June of 1999 the Company terminated one such agreement effective January 1, 1999 with Stockton Reinsurance for its 1999 underwriting year. The Company recognized a reduction of the net benefit previously recorded between the premium and losses ceded of $.9 million in the second quarter related to this contract. In addition a $.7 million reinsurance charge was included in the Company's restructuring charge for termination of this agreement. Unearned premium reserves associated with these agreements at June 30, 1999 and December 31, 1998 are $2.2 million and $5.9 million, respectively, and the liability for insurance claims is $32.0 million and $33.4 million at June 30, 1999 and December 31, 1998, respectively. The following data summarizes certain aspects of the Company's reinsurance activity for 1999 and 1998.

Premiums written and earned in 1999 and 1998 are summarized as follows:


                                 WRITTEN                                          EARNED
               --------------------------------------------    --------------------------------------------
                                                     Period Ended June 30,
                 Six Months Ended       Three Months Ended       Six Months Ended        Three Months Ended
                 1999        1998        1999        1998        1999        1998        1999        1998
               --------    --------    --------    --------    --------    --------    --------    --------
                                                  (Thousands of dollars)

Direct         $ 11,823    $ 22,683    $  4,975    $  9,987    $ 18,353    $ 21,242    $  9,321    $ 10,350
Assumed           3,405       2,249       1,714       1,154       3,723       2,241       1,829       1,315
Ceded            (3,171)    (14,843)       (403)     (6,658)     (9,734)    (13,187)     (4,681)     (6,252)
               --------    --------    --------    --------    --------    --------    --------    --------
Net            $ 12,057    $ 10,089    $  6,286    $  4,483    $ 12,342    $ 10,296    $  6,469    $  5,413
               ========    ========    ========    ========    ========    ========    ========    ========


Loss and loss adjustment expenses incurred in 1999 and 1998 are summarized as follows:


                 Six Months Ended       Three Months Ended
                     June 30,                June 30,
                 1999        1998        1999        1998
               --------    --------    --------    --------
                           (Thousands of dollars)

Direct         $ 18,888    $ 17,394    $  9,965    $  8,922
Assumed           2,272       1,423       1,268         852
Ceded            (9,691)    (10,580)     (4,089)     (5,406)
               --------    --------    --------    --------
Net
               $ 11,469    $  8,237    $  7,144    $  4,368
               ========    ========    ========    ========

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

Information relating to revenue, income (loss) before income taxes and identifiable assets by segment are summarized as follows:


                                                  Six Months Ended          Three Months Ended
                                                       June 30,                  June 30,
                                                  1999          1998         1999         1998
                                                ---------    ---------    ---------    ---------
                                                (Thousands of dollars)    (Thousands of dollars)
Revenue:
         Property/Casualty                      $  13,271    $  11,410    $   6,930    $   6,019
         Corporate                                   (142)         310         (146)          82
                                                ---------    ---------    ---------    ---------
               Total                            $  13,129    $  11,720    $   6,784    $   6,101
                                                =========    =========    =========    =========

Income (loss) before federal income taxes
         Property/Casualty                      $  (5,280)   $  (1,206)   $  (4,342)   $    (701)
         Corporate                                   (884)        (153)        (563)        (150)
                                                ---------    ---------    ---------    ---------
               Total                            $  (6,164)   $  (1,359)   $  (4,905)   $    (851)
                                                =========    =========    =========    =========




                                                 June 30,  December 31,
                                                   1999        1998
                                                ---------  ------------
                                                 (Thousands of dollars)

Identifiable assets:
         Property/Casualty                      $  76,200   $  87,934
         Corporate and Other                        5,480       6,684
                                                ---------   ---------
               Total                            $  81,680   $  94,618
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

As reflected above, the suit requested indemnification or reimbursement for the claims paid or to be paid by the Guaranty Fund to Galaxy insureds on policies which may have been covered by the Certificates. ANIC has maintained that the Guaranty Fund does not have the right to seek indemnification unless the terms and conditions of validly issued Certificates have been strictly complied with. Accordingly, ANIC filed for dismissal of the suit which motion was granted by the Court on October 6, 1998. Thereafter, the Superintendent moved to reargue and renew his opposition to ANIC's motion to dismiss. By an Order dated February 23, 1999, the Court denied the Superintendent's motion to reargue. On June 15, 1999 the Court denied the Superintendent's motion to renew. The Superintendent also filed a Notice of Appeal of the Court's Decision and Order dismissing the complaint. ANIC will continue to defend vigorously against the Superintendent's lawsuit.

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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

   Operating Results for the Three and Six Months Ended June 30, 1999 and 1998

OPERATING RESULTS

The Company announced on July 2, 1999 it would cease writing or renewing its current lines of commercial property and casualty business due to it's loss experience from 1998 and the current year. Management is pursuing efforts to restructure the Company so that it can re-enter other areas of the insurance market. The Company's operating results in the current quarter were impacted by the recognition of a restructuring charge of $1.7 million, see "Note A" in the Notes to Unaudited Consolidated Financial Statements.

The loss before federal income taxes for the six months of 1999 was $6.2 million compared with a loss of $1.4 million for the same period in 1998. Prior to the restructuring charge the loss for 1999 was $4.5 million compared to the loss of $1.4 million for 1998. Change in the Company's net loss reserves produced an additional $1.6 million charge in 1999 compared to 1998. Commission and selling expenses less reinsurance expense recovery increased $.2 million due to the exclusion of ceding commission on the Company's excess of loss reinsurance for 1999. The decline in gross written premium in 1999 produced deferred policy acquisition costs of $.9 million compared to $.1 million for 1998. Investment income declined due to a lower rate of return on invested assets by $.4 million.

The loss before federal income taxes for the three months ended June 30, 1999 was $4.9 million compared to a loss of $.9 million for the same period in 1998. The quarterly results prior to the restructuring charge was a loss of $3.2 million for 1999 compared to a loss of $.9 million for 1998. The Company's net incurred losses were impacted by $.8 million in additional reserves as compared to 1998. The termination of a reinsurance contract effective January 1, 1999 with Stockton Reinsurance resulted in the recapture of $.9 million in the second quarter of 1999. Decline in the Company's written premiums increased the charge for deferred policy acquisition cost by an additional $.2 million as compared to the second quarter of 1998. Commission and selling expenses less reinsurance expense recovery added an additional loss to the 1999 second quarter of $.2 million as compared to 1998.

The Company's continuing product lines, including commercial auto and other niche products, produced a negative underwriting margin in the first six months of 1999 of approximately $.8 million while net investment income contributed $.9 million. This contribution was primarily offset by general and administrative expenses of $4.6 million (including $1.7 million of restructuring cost) and taxes, licenses and fees including premium taxes of $.7 million. The decrease in the Company's gross premiums produced a $.9 million charge for deferred policy acquisition cost. This decrease was attributable in part to certain types of commercial auto insurance, which the Company is no longer writing, including large fleets, paratransit vehicles and business in under-performing territories.

The results for the second quarter of 1999 produced a negative underwriting margin of $1.4 million. These results were impacted by the termination of the Company's reinsurance contract effective January 1, 1999 with Stockton Reinsurance by $.9 million. Investment income contributed $.5 million. General and administrative expenses were $3.0 for the period, including $1.7 million in restructuring cost. Taxes, licenses, fees and deferred policy acquisition cost contributed an additional $.8 million loss for the period.

REVENUE

Gross premium writings for the two quarters of 1999 were $15.2 million compared to $24.9 million for 1998. Premiums written decreased by $4.1 million for the new property and casualty programs and decreased $5.6 million for the vehicle extended service contract program (which is fully ceded to Lyndon Property).

Gross premium writings for the second quarter of 1999 were $6.7 million compared to $11.1 million for 1998. Premiums written decreased by $1.8 million for the new property and casualty programs and decreased $2.6 million for the vehicle extended service contract program.

Net premium earned was $12.3 million and $10.3 million for the first six months of 1999 and 1998, respectively. The increase in 1999 compared to 1998 was primarily due to the change in the Company's retention under its reinsurance contracts. As of January 1, 1999, the Company increased its loss retention to $250,000 from the previous level of $100,000 which had the effect of ceding less premium to the reinsurers thereby increasing the Company's premiums earned over the underlying policy periods.

The second quarter of 1999 earned premiums increased $1.1 million as compared to 1998. Earned premiums were $6.5 million and 5.4 million respectively. The decrease in written premiums as offset by the Company's increased premium retention accounted for this increase.

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

The Company's "available for sale" fixed maturity securities at June 30, 1999 and December 31, 1998 included collateralized mortgage obligation securities and asset-backed collateralized securities. The mortgage and asset-backed securities are subject to risks associated with variable prepayments. As such, those securities may have a different actual maturity and yield than planned at the time of purchase. The degree to which a security is susceptible to either gains or losses is influenced by the difference between its amortized cost and par value, relative sensitivity of the underlying mortgages to prepayment risk in a changing interest rate environment and relative priority of the securities in the overall securitization.

The Company limits the extent of its risks on fixed maturity securities by generally avoiding securities whose cost significantly exceeds par, by purchasing securities which are backed by stable collateral, and by concentrating on securities that have either a planned amortization or sequential pay classes. The collateralized mortgage obligations and asset backed securities owned have primarily short to intermediate average lives. At June 30, 1999, the Company did not have a significant amount of higher risk mortgage or asset backed securities which had a significant risk of loss or principal. There are negligible default risks on the mortgage and asset backed security portfolios as a whole as the vast majority of the assets are either guaranteed by U. S. government-sponsored entities or are supported in the securitization structure by junior securities enabling the assets to achieve high investment grade status. The Company's collateralized mortgage obligations and asset backed securities are predominantly sequential pay with little or no exposure to interest only obligations ("IOs") or inverse IOs.

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

Effective April 1, 1998, the Company purchased a 25% interest in the common stock of USA Insurance Group, Inc., the parent company of Transportation Insurance Specialists, the Company's general agent, for $5 million. This investment is included in other invested assets and is accounted for using the equity method. Amortization of the amount by which the investment in USAIG exceeds the Company's share of the underlying net assets is being amortized on the straight-line method over 10 years. The Company has subsequently sold its investment in USAIG for $5.3 million.

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

YEAR 2000 CONSIDERATION

The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (Year 2000) approaches. The Company's plan for assessment and renovation of these issues is grouped by hardware, system and operating software, application system software, end-user decision support software, telecommunications, office (non-information technology) systems, service provider relationships and business partner relationships. Within each grouping, components representing mission-critical operations to the Company have been prioritized. Hardware, operating software, application software, telecommunications, and key business partner relationships necessary to conduct the basic business of the Company have progressed beyond the renovation phase and are being validated or implemented. Success to date is demonstrated in the fact that throughout the second quarter of 1999, the Company has processed policies with expiration dates beyond the end of the century. Additionally, the Company is performing final assessments of supportive components within each group to verify that normal life cycles and third party provider efforts have matured to compliance levels. The Company expects little renovation will be required from this phase.

Since January 1996, the Company has incurred approximately $165,000 in costs associated with the Year 2000 project. Continual contact and assessment of the Company's key partners and vendors will continue throughout 1999 and early 2000 to insure readiness is maintained. Management is in constant appraisal of the project status and is supportive and committed to successful completion. Based on the Company's current state of readiness and project progress, management has determined that the effect on the Company's financial condition and earnings is not material. Should any of the Company's benchmarks be compromised from the planned completion timetables, the Company has contingency plans in the form of contractual resource relationships, which will be activated to accelerate the delinquent task.

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

QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Significant interest rate risk sensitive instruments as of June 30, 1999 were:


                                                                                                                   TOTAL
                                                                                                                   FAIR
                              1999        2000        2001        2002        2003      Thereafter     TOTAL       VALUE
                            --------    --------    --------    --------    --------    ----------    --------    --------
                                                                (Millions of dollars)

INVESTMENTS IN FIXED MATURITY SECURITIES

Principal Amount            $    3.0    $    3.0    $   10.5    $    4.0    $    2.2    $      5.3    $   28.0    $   28.0
Book Value                       3.0         3.0        10.6         4.0         2.3           5.3        28.2
Average Interest Rate            7.0%        7.0%        6.4%        6.1%        6.3%          6.8%        6.5%        6.7%

SHORT-TERM INVESTMENTS

Principal Amount            $    1.7          --          --          --          --            --    $    1.7    $    1.7
Book Value                       1.7                      --          --          --            --         1.7
Average Interest Rate            4.7%         --          --          --          --            --         4.7%        4.7%


PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

(b) No reports on Form 8-K have been filed by the Registrant during the quarter ended June 30, 1999.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             ACCEL INTERNATIONAL CORPORATION





DATED:       August 23, 1999              BY: /s/ Douglas Coats
      ----------------------------            ----------------------------------
                                              Name
                                              Title* President, CEO


*__________ has been duly authorized to execute the report on behalf of the Registrant.

                                 EXHIBIT INDEX


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
  27           Fiancial Data Schedule