Form 10-Q
period 1999-09-30
ACCEL INTERNATIONAL CORP
filed 1999-11-15
CIK 1985

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

FOR THE TRANSITION PERIOD FROM ______________ TO _____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of October 31, 1999, there were 8,554,966 shares of Common Stock, $.10 par value per share outstanding.

                                                      COMMISSION FILE NO. 0-8162




                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 1999

                                      INDEX




                                                                                         Page
                                                                                         ----
PART I -- FINANCIAL INFORMATION
         Item 1.  Financial Statements


                  Unaudited Consolidated Balance Sheets
                      (September 30, 1999 and December 31, 1998)                        3 -  4

                  Unaudited Consolidated Statements of Operations (Three months
                      and nine months ended September 30, 1999 and 1998)                     5

                  Unaudited Consolidated Statements of Common Stockholders'
                      Equity (Nine months ended September 30, 1999 and year
                      ended December 31, 1998)                                               6

                  Unaudited Consolidated Statements of Cash Flows (Nine months
                      ended September 30, 1999 and 1998)                                     7

                  Notes to Unaudited Consolidated Financial Statements                  8 - 12

         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                              13 - 15

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk           15 - 16

PART II -- OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                                          16
         Signature                                                                          16

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                        September 30,   December 31,
                                                           1999            1998
                                                           ----            ----
                                                       (unaudited)
                                                          (Thousands of dollars)
ASSETS

Investments:
   Investments available for sale, at fair value:
      Fixed maturities (cost: 1999--$25,469,000;
         1998--$29,953,000)                                $25,075        $30,343
      Short-term investments
         (cost: 1999--$1,226,000; 1998--$1,204,000)          1,226          1,204
   Other invested assets                                         0          4,747
                                                           -------        -------
                                                            26,301         36,294

Cash                                                         2,198          2,587

Receivables:
   Premiums in process of transmittal, less
      allowance (1999--$200,000; 1998--$200,000)             3,391          7,975
   Amounts due from reinsurers                              42,911         36,877
   Amounts due from former subsidiaries                         13             65
                                                           -------        -------
                                                            46,315         44,917

Accrued investment income                                      298            282
Prepaid reinsurance premiums                                 2,103          5,913
Deferred policy acquisition costs                            1,060          2,803
Equipment--at cost, less accumulated
   depreciation (1999--$1,005,000; 1998--$1,673,000)           378            474
Leasehold improvements, less accumulated amortization
   (1999--$21,000; 1998--$13,000)                               17             24
Receivable from sale of discontinued and disposed
   of operations                                                 0            703
Other assets                                                   188            621
                                                           -------        -------
                                                             4,044         10,820
                                                           -------        -------
Total assets                                               $78,858        $94,618
                                                           =======        =======

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                                          September 30,     December 31,
                                                              1999             1998
                                                              ----             ----
                                                          (unaudited)
                                                             (Thousands of dollars)
LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

Policy Reserves and Liabilities:
   Unearned premium reserves                               $  5,826          $12,449
   Insurance claims                                          55,016           49,535
                                                           --------          -------
                                                             60,842           61,984

Other Liabilities:
   Amounts withheld for others                                1,654            2,118
   Deferred reinsurance commissions                             248            1,508
   Amounts due reinsurers                                       351            3,583
   Accounts payable and other liabilities                     2,974            2,165
   Accrued restructuring cost                                   752               --
   Current federal income taxes                                 172              159
                                                           --------          -------
                                                              6,151            9,533
                                                           --------          -------
                                                             66,993           71,517
                                                           --------          -------

Commitments and Contingencies--Note E

Redeemable Preferred Stock:
   Authorized shares--1,000,000;
      no issued or outstanding shares                            --               --

Common stockholders' equity:
   Common stock, $.10 par value
      Authorized shares (1999--15,000,000;
         1998--15,000,000)
      Issued shares (1999--9,468,196;
         1998--9,468,196)                                       947              947
   Additional paid-in capital                                32,659           32,659
   Retained earnings (accumulated deficit)                  (14,519)          (3,800)
   Less treasury shares at cost (1999--913,230;
         1998--913,230)                                      (6,962)          (6,962)
   Accumulated other comprehensive income (loss)               (260)             257
                                                           --------          -------
                    Net common stockholders' equity          11,865           23,101
                                                           --------          -------
   Total liabilities and common stockholders' equity       $ 78,858          $94,618
                                                           ========          =======




See notes to unaudited consolidated financial statements.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Three Months Ended        Nine Months Ended
                                                     September 30,             September 30
                                                    1999        1998         1999         1998
                                                 ----------   ---------   ----------   ----------
                                                  (Thousands of dollars, except per share data)
REVENUE:
     Gross premiums written                      $    3,918   $   8,772   $   19,146   $   33,704
     Less reinsurance ceded                           1,297       5,441        4,468       20,284
                                                 ----------   ---------   ----------   ----------
          Net premiums written                        2,621       3,331       14,678       13,420
     (Increase) decrease in unearned premium
       reserves                                       2,529         415        2,814          622
                                                 ----------   ---------   ----------   ----------
          Premiums earned                             5,150       3,746       17,492       14,042
     Net investment income:
          Interest and dividends                        726         531        1,667        1,796
          Realized gains (losses)                       207          10          208          (43)
     Equity in income of affiliated company              65         (86)          --          (86)
     Other income                                       111          56           21          268
                                                 ----------   ---------   ----------   ----------
                                                      6,259       4,257       19,388       15,977
                                                 ----------   ---------   ----------   ----------
BENEFITS AND EXPENSES:
     Loss and loss adjustment expenses                5,408       3,570       16,877       11,807
     Commissions and selling expenses                   616       1,377        3,765        5,304
     Reinsurance expense recovery                      (503)     (1,663)      (1,976)      (4,416)
     General and administrative                       3,988       1,302        6,896        3,896
     Restructuring cost                                 168          --        1,844           --
     Taxes, licenses and fees                             1         311          691        1,285
     (Increase) decrease in deferred policy
       acquisition costs                                869         132        1,743          232
                                                 ----------   ---------   ----------   ----------
                                                     10,547       5,029       29,840       18,108
                                                 ----------   ---------   ----------   ----------

INCOME (LOSS) BEFORE FEDERAL INCOME TAXES            (4,288)       (772)     (10,452)      (2,131)
     Federal income taxes:
          Current expense                                --        (125)          --         (125)
          Deferred expense                               --          --           --           --
                                                 ----------   ---------   ----------   ----------
                                                         --        (125)          --         (125)
                                                 ----------   ---------   ----------   ----------
NET INCOME (LOSS)                                $   (4,288)  $    (647)  $  (10,452)  $   (2,006)
                                                 ==========   =========   ==========   ==========
Earnings (loss) per common
  share--basic/assuming dilution:
     Net income (loss)                           $    (0.50)  $   (0.08)  $    (1.22)  $    (0.23)
                                                 ==========   =========   ==========   ==========
Weighted average number of common shares
  outstanding                                     8,554,966   8,570,956    8,554,966    8,579,400
                                                 ==========   =========   ==========   ==========

See notes to unaudited consolidated financial statements.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

        UNAUDITED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

                             (Thousands of dollars)

                                                                    Retained
                                                    Additional      earnings        Common         Accumulated other
                                         Common      paid-in      (accumulated    stock held in     comprehensive
                                         stock       capital         deficit)       treasury           income               Net
                                         ------     ----------    ------------    -------------    -----------------    -----------
Balances at December 31, 1997            $  944     $   32,610    $      6,518    $      (6,599)   $             116    $    33,589
Comprehensive income (loss):
   Net loss                                  --             --         (10,451)              --                   --        (10,451)
   Other comprehensive
      income (loss), net:
   Change in unrealized appreciation
      on investment securities               --             --              --               --                  141            141
                                         ------     ----------    ------------    -------------    -----------------    -----------
   Other comprehensive
      income                                 --             --              --               --                  141            141
                                         ------     ----------    ------------    -------------     ----------------    -----------
   Comprehensive income (loss)               --             --         (10,451)              --                  141        (10,310)
   Change in valuation allowance
      for unrealized appreciation
      on investment securities               --             --             133               --                   --            133
   Purchase of 115,810 shares as
      treasury stock                         --             --              --             (363)                  --           (363)
   Issuance of 3,900 shares of
      Common Stock under
      Common Stock Option Plan                3             49              --               --                   --             52
                                         ------     ----------    ------------    -------------     ----------------    -----------
      Balances at December 31, 1998         947         32,659          (3,800)          (6,962)                 257         23,101
Comprehensive loss:
      Net loss                               --             --         (10,452)              --                   --        (10,452)
      Other comprehensive loss, net:
      Change in unrealized appreciation
         on investment securities            --             --              --               --                 (517)          (517)
                                         ------     ----------    ------------    -------------     ----------------    -----------
      Other comprehensive
         loss                                --             --              --               --                 (517)          (517)
                                         ------     ----------    ------------    -------------     ----------------    -----------
      Comprehensive loss                     --             --         (10,452)              --                 (517)       (10,969)
      Change in valuation allowance
         for unrealized appreciation
         for investment securities           --             --            (267)              --                   --           (267)
                                         ------     ----------    ------------    -------------     ----------------    -----------
      Balances at September 30, 1999
         (unaudited)                     $  947     $   32,659    $    (14,519)   $      (6,962)    $           (260)   $    11,865
                                         ======     ==========    ============    =============     ================    ===========


See notes to unaudited financial statements.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Nine Months Ended September 30,
                                                  1999               1998
                                                ---------          ---------
                                                   (Thousands of dollars)
OPERATING ACTIVITIES:
  Net income (loss)                             $(10,452)          $ (2,006)
  Adjustments to reconcile net loss
    to net cash (used in) provided by
    operating activities:
      Equity method investment, net                  --                 --
      Provision for depreciation and
        amortization                                 125                196
      Net realized (gains) losses on
        investments                                 (208)                43
      Accrual of discount on bonds                   (27)               (38)
      Amortization of premium on bonds                83                 60
      Change in premiums receivable                4,584              4,801
      Change in accrued investment income            (16)               (42)
      Change in prepaid reinsurance premiums       3,810               (559)
      Change in amounts withheld for others         (464)              (327)
      Change in unearned premium reserves         (6,623)           (13,930)
      Change in insurance claim reserves           5,481              8,861
      Change in amounts due to and from
        reinsurers                                (9,266)           (12,472)
      Change in other assets, other
        liabilities and accrued income
        taxes                                      2,059             (5,933)
      Change in deferred policy acquisition
        costs                                      1,743                232
      Change in deferred reinsurance
        commissions                               (1,260)                89
                                                ---------          ---------
  Net cash used in continuing operations         (10,015)           (21,025)
  Net cash provided by discontinued
    operations                                       --              40,122
                                                ---------          ---------
NET CASH (USED IN) PROVIDED BY OPERATING
  ACTIVITIES                                     (10,015)           (19,097)
                                                ---------          ---------
INVESTING ACTIVITIES:
  Sale of investments available for sale          17,976             13,433
  Purchase of investments available for sale      (8,328)           (16,018)
  Other, net                                         (22)              (311)
                                                ---------          ---------
NET CASH (USED IN) PROVIDED BY INVESTING
  ACTIVITIES                                       9,626             (2,896)
                                                ---------          ---------
FINANCING ACTIVITIES:
  Repayment of notes payable                         --             (15,000)
  Issuance of common stock under stock
    option plan                                      --                  30
  Repurchase of treasury shares                      --                (306)
                                                ---------          ---------
NET CASH USED IN BY FINANCING ACTIVITIES             --             (15,276)
                                                ---------          ---------
NET INCREASE (DECREASE) IN CASH                     (389)               925
Cash at beginning of period                        2,587              1,589
                                                ---------          ---------
CASH AT END OF PERIOD                           $  2,198           $  2,514
                                                =========          ========

See notes to unaudited consolidated financial statements.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999


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

DESCRIPTION OF BUSINESS: ACCEL is an insurance holding company incorporated in Delaware. The Company is engaged in the underwriting and sale of property/casualty insurance products. The Company announced on July 2, 1999 its intent of exiting its current lines of commercial property and casualty business due to its loss experience from 1998 and the current year. The Company ceased writing new policies of insurance and is non-renewing its in-force policies. The net unearned premium reserve at September 30, 1999 is $5.5 million, a reduction of $6.6 million from December 31, 1998. Management is pursuing efforts to restructure the Company so that it can re-enter other areas of the insurance market. Management of the Company's claims is contracted to Allegiance Insurance Managers, LTD.

The Company is also subject to competition from other insurers throughout the states in which is writes business. The Company is also subject to regulation by the insurance departments of states in which it is licensed, and undergoes periodic examinations by those departments.

BUSINESS RESTRUCTURING: The Company announced on October 7, 1999 that it reached an agreement in principle to acquire 100% of the stock of Allegiance Insurance Managers, LTD (AIM) for 1,526,076 shares of ACCEL's common stock. Under the proposed terms, ACCEL will issue up to an additional 2,180,110 shares of its common stock to the shareholders of AIM if the combined business meets certain performance criteria over the six years after purchase. If the business does not achieve certain cumulative earnings by December 31, 2002, the former AIM shareholders will return 763,038 shares to ACCEL. Consummation of the purchase is subject to negotiation and execution of a definitive stock purchase agreement, clearance by the Ohio Department of Insurance and satisfaction of customary closing conditions.

ACCEL further announced the election of Gerald H. Pastor, FCAS, president and CEO of AIM, as president and CEO of its subsidiary, Acceleration National Insurance Company (ANIC). Pastor replaces Douglas J. Coats who will remain on the board of ANIC and serve as its chairman. Pastor will continue his responsibilities as president and CEO of AIM. Upon completion of the acquisition, Pastor will also be elected president and CEO of ACCEL.

AIM, headquartered in Simsbury, CT, operates as an underwriting manager, managing general agency, and claims administrator for various programs, companies and clients. It will continue to expand its operations in these areas. ANIC is presently running off all of its underperforming products. Going forward, after ACCEL's purchase of AIM, the primary focus of ACCEL and ANIC will be the non-standard automobile line of business, a business in which AIM and Pastor have expertise. It is expected that ANIC will consolidate its administrative offices with AIM in Simsbury, CT.

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

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE A--SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

Realized gains and losses on the disposal of investments are determined by specific identification and are included in the unaudited consolidated statements of operations.

The Company sold its 25% interest in USA Insurance Group, Inc., the parent company of Transportation Insurance Specialists, the Company's general agent, on August 10, 1999 for $5.0 million, producing a capital gain of $252,000.

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

NOTE B--SALE OF AUTO AFTERMARKET GROUP

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

The "Receivable from sale of discontinued and disposed of operations" ("Receivable from sale") of approximately $.7 million represents the difference between the net sales price of $41 million and the initial sales price of $40.5 million and approximately $.2 million related to the cession of vehicle extended service contract reserves to Lyndon Property. This receivable has been utilized by the Company as part of the preliminary settlement of the long-term care policy litigation described in Note E of this statement.

NOTE C--REINSURANCE

The Company has entered into reinsurance contracts associated with its property and casualty lines which transfer a percentage of risk to the related reinsurer. The Company also has agreements which transfer risks after a predetermined loss amount has been reached. In June of 1999 the Company terminated one such agreement effective January 1, 1999 with Stockton Reinsurance for its 1999 underwriting year. A charge of $.7 million was included in the Company's restructuring charge for termination of this agreement. Unearned premium reserves associated with these agreements at September 30, 1999 and December 31, 1998 are $2.1 million and $5.9 million, respectively, and the liability for insurance claims ceded under these agreements is $38.2 million and $33.4 million at September 30, 1999 and December 31, 1998, respectively. The following data summarizes certain aspects of the Company's reinsurance activity for 1999 and 1998.

Premiums written and earned in 1999 and 1998 are summarized as follows:

                                      WRITTEN                                                       EARNED
                ----------------------------------------------------          ----------------------------------------------------
                                                            Period Ended September  30,
                Nine Months Ended            Three Months Ended               Nine Months Ended            Three Months Ended
                 1999         1998              1999         1998              1999         1998             1999          1998
                 ----         ----              ----         ----              ----         ----             ----          ----
                                                             (Thousands of dollars)
Direct         $15,251       $30,124           $3,428       $7,441           $24,413      $30,870            $6,060       $9,627
Assumed          3,895         3,580              490        1,331             4,911        3,307             1,188        1,067
Ceded           (4,468)      (20,284)          (1,297)      (5,441)          (11,832)     (20,135)           (2,098)      (6,948)
                -------      --------          -------      -------          --------     --------           -------      -------
Net            $14,678       $13,420           $2,621       $3,331           $17,492      $14,042            $5,150       $3,746
               =======       =======           ======       ======           =======      =======            ======       ======

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE C--REINSURANCE--(CONTINUED)

Loss and loss adjustment expenses incurred in 1999 and 1998 are summarized as follows:

                                        Nine Months Ended            Three Months Ended
                                          September 30,                 September 30,
                                       1999         1998              1999         1998
                                       ----         ----              ----         ----
                                                     (Thousands of dollars)
Direct                               $29,789       $25,683          $10,901       $8,342
Assumed                                3,626         2,163            1,354          740
Ceded                                (16,538)      (16,039)          (6,847)      (5,512)
                                     -------       -------           ------       ------
Net
                                     $16,877       $11,807           $5,408       $3,570
                                     =======       =======           ======       ======

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

Information relating to revenue, income (loss) before income taxes and identifiable assets by segment are summarized as follows:

                                                     Nine  Months Ended                           Three Months Ended
                                                       September  30,                               September  30,
                                                    1999              1998                      1999              1998
                                                    ----              ----                      ----              ----
                                                    (Thousands of dollars)                      (Thousands of dollars)
Revenue:
         Property/Casualty                         $18,892          $15,688                   $ 5,621           $ 4,278
         Corporate                                    (496)             289                       638               (21)
                                                   -------          -------                   -------           -------
               Total                               $19,388          $15,977                   $ 6,259           $ 4,257
                                                   =======          =======                   =======           =======

Income (loss) before federal income taxes
         Property/Casualty                        $ (6,473)         $(1,728)                  $(1,193)          $  (522)
         Corporate                                  (3,979)            (403)                   (3,095)             (250)
                                                  --------          -------                   -------           -------
               Total                             $ (10,452)         $(2,131)                  $(4,288)          $  (772)
                                                 ==========         ========                  ========          ========

                                               September 30,      December 31,
                                                   1999               1998
                                                   ----               ----
                                                   (Thousands of dollars)
Identifiable assets:
         Property/Casualty                         $75,067          $87,934
         Corporate and Other                         3,791            6,684
                                                   -------          -------
               Total                               $78,858          $94,618
                                                   =======          =======


NOTE E--COMMITMENTS AND CONTINGENCIES

Due to the nature of its operations, the Company is at all times subject to pending and threatened legal actions that arise in the normal course of its activities. In management's evaluation of certain pending matters, based on the advice or information and analysis of outside counsel, the accompanying consolidated financial statements would not be materially affected by the outcome of any legal proceedings or contingent liabilities, unless the proposed settlement in the long-term care insurance litigation discussed below is not completed, recent development in that litigation involve one or more theories of damages which if decided against defendants, including the Company, might ultimately prove material.

In July 1991, the Company acquired 100% of RGL. Galaxy Insurance Company ("Galaxy"), a wholly owned subsidiary of RGL, wrote commercial property insurance, property and casualty, and assumed treaty reinsurance. Galaxy became statutorily insolvent at June 30, 1994. Due to the insolvency of Galaxy, the Company wrote its investment in RGL to zero and deconsolidated RGL as of April 1, 1994.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE E--COMMITMENTS AND CONTINGENCIES--(CONTINUED)

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

On October 1, 1999 settlement was reached regarding a November 1997 suit that was filed against ALIC by three long-term care policyholders seeking to represent a class of North Dakota policyholders alleging breach of contract, fraud and misrepresentation regarding an alleged promise not to raise premiums "too much". Said long-term care insurance business was entirely reinsured to and assumed by Commonwealth Life Insurance Company ("Commonwealth") of Louisville, Kentucky, in 1991. The matter was tendered to Commonwealth to defend on behalf of ALIC pursuant to the applicable provisions of the reinsurance agreement between the parties, and Commonwealth tendered the matter back to ALIC.

Pursuant to the settlement agreement, the Company paid $3.0 million toward a global, nationwide settlement. ACCEL, which had conditionally contracted with Lyndon Life (to whom ALIC was sold), agreed to pay $2.3 million and the proceeds from a suit against Lyndon Life that was expected to produce in excess of $.7 million, previously carried as a receivable. The total agreed reimbursement to Lyndon was therefore in excess of $3.0 million. The September 30, 1999 financials include a reserve for the settlement and related attorney's fees. Lyndon maintains that ACCEL owes at least $.7 million additional which ACCEL refuses to pay on the grounds that it only authorized a total of $3.0 million in accordance with the sale contract. ACCEL will vigorously oppose making any additional payments.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

             Operating Results for the Three and Nine Months Ended
                          September 30, 1999 and 1998

OPERATING RESULTS

The Company announced on July 2, 1999 it would cease writing or renewing its current lines of commercial property and casualty business due to it's loss experience from 1998 and the current year. Management is pursuing efforts to restructure the Company so that it can re-enter other areas of the insurance market. The Company's operating results in the nine-month period were impacted by the recognition of a restructuring charge of $1.8 million. Subsequently, the Company further announced, on October 7, 1999 that the primary focus of ANIC will be in the non-standard automobile line of business, see "Note A - Significant Accounting Policies, Business Restructuring".

The loss before federal income taxes for the nine months of 1999 was $10.5 million compared with a loss of $2.0 million for the same period in 1998. Prior to the restructuring charge, the loss for 1999 was $8.6 million compared to the loss of $2.0 million for 1998. Charges associated with the preliminary settlement of the long-term care policies litigation as noted in Note E resulted in a $3.3 million charge for the year. The termination of a reinsurance contract effective January 1, 1999 with Stockton Reinsurance produced an additional charge of $.8 million in 1999. The decline in gross written premium in 1999 produced deferred policy acquisition costs of $1.7 million as compared to $.2 million for 1998. Development of loss and loss adjustment expenses added an additional charge of $2.2 million in 1999 as compared to 1998.

The loss before federal income taxes for the three months ended September 30, 1999 was $4.3 million compared to a loss of $.6 million for the same period in 1998. The preliminary settlement of the long-term care policy litigation as noted in Note E of $3.3 million comprises a significant portion of the loss for the quarter.

The Company's continuing product lines, including commercial auto and other niche products, produced a negative underwriting margin in the first nine months of 1999 of approximately $1.2 million while net investment income contributed $1.4 million. This contribution was primarily offset by general and administrative expenses of $4.2 million (including $1.8 million of restructuring cost) and taxes, licenses and fees including premium taxes of $.7 million. The decrease in the Company's gross premiums produced a $1.7 million charge for deferred policy acquisition cost. This decrease was attributable in part to certain types of commercial auto insurance, which the Company is no longer writing, including large fleets, paratransit vehicles and business in under-performing territories.

The results for the third quarter of 1999 produced a negative underwriting margin of $.9 million. Investment income contributed $.7 million. General and administrative expenses were $.8 for the period, including $.2 million in restructuring cost. Taxes, licenses, fees and deferred policy acquisition cost contributed an additional $.9 million loss for the period.

REVENUE

Gross premium writings for the nine months of 1999 were $19.1 million compared to $33.7 million for 1998. Premiums written decreased by $9.1 million for new property and casualty programs and decreased $5.5 million for the vehicle extended service contract program (which is fully ceded to Lyndon Property).

Gross premium writings for the third quarter of 1999 were $3.9 million compared to $8.8 million for 1998. Premiums written decreased by $4.4 million for new property and casualty programs and decreased $.4 million for the vehicle extended service contract program.

Net premium earned was $17.5 million and $14.0 million for the first nine months of 1999 and 1998, respectively. The increase in 1999 compared to 1998 was primarily due to the change in the Company's retention under its reinsurance contracts. As of January 1, 1999, the Company increased its loss retention to $250,000 from the previous level of $100,000 which had the effect of ceding less premium to the reinsurers thereby increasing the Company's premiums earned over the underlying policy periods.

In the third quarter of 1999 earned premiums increased $1.4 million as compared to 1998. Earned premiums were $5.1 million and $3.7 million respectively. The decrease in written premiums was offset by the Company's increased premium retention, thus accounting for this increase.

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

The Company's "available for sale" fixed maturity securities at September 30, 1999 and December 31, 1998 included collateralized mortgage obligation securities and asset-backed collateralized securities. The mortgage and asset-backed securities are subject to risks associated with variable prepayments. As such, those securities may have a different actual maturity and yield than planned at the time of purchase. The degree to which a security is susceptible to either gains or losses is influenced by the difference between its amortized cost and par value, relative sensitivity of the underlying mortgages to prepayment risk in a changing interest rate environment and relative priority of the securities in the overall securitization.

The Company limits the extent of its risks on fixed maturity securities by generally avoiding securities whose cost significantly exceeds par, by purchasing securities which are backed by stable collateral, and by concentrating on securities that have either a planned amortization or sequential pay classes. The collateralized mortgage obligations and asset backed securities owned have primarily short to intermediate average lives. At September 30, 1999, the Company did not have a significant amount of higher risk mortgage or asset backed securities that had a significant risk of loss or principal. There are negligible default risks on the mortgage and asset backed security portfolios as a whole as the vast majority of the assets are either guaranteed by U. S. government-sponsored entities or are supported in the securitization structure by junior securities enabling the assets to achieve high investment grade status. The Company's collateralized mortgage obligations and asset backed securities are predominantly sequential pay with little or no exposure to interest only obligations ("IOs") or inverse IOs.

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

Effective April 1, 1998, the Company purchased a 25% interest in the common stock of USA Insurance Group, Inc., the parent company of Transportation Insurance Specialists, the Company's general agent, for $5 million. This investment is included in other invested assets and is accounted for using the equity method. Amortization of the amount by which the investment in USAIG exceeds the Company's share of the underlying net assets is being amortized on the straight-line method over 10 years. On August 9, 1999 the Company sold its investment in USAIG for $5.0 million plus interest of .3 million.

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

YEAR 2000 CONSIDERATION

The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (Year 2000) approaches. The Company's plan for assessment and renovation of these issues is grouped by hardware, system and operating software, application system software, end-user decision support software, telecommunications, office (non-information technology) systems, service provider relationships and business partner relationships. Within each grouping, components representing mission-critical operations to the Company have been prioritized. Hardware, operating software, application software, telecommunications, and key business partner relationships necessary to conduct the basic business of the Company have progressed beyond the renovation phase and are being validated or implemented. Success to date is demonstrated in the fact that throughout the second and third quarter of 1999, the Company has processed policies with expiration dates beyond the end of the century. Additionally, the Company is performing final assessments of supportive components within each group to verify that normal life cycles and third party provider efforts have matured to compliance levels. The Company expects little renovation will be required from this phase.

Since January 1996, the Company has incurred approximately $200,000 in costs associated with the Year 2000 project. Continual contact and assessment of the Company's key partners and vendors will continue throughout 1999 and early 2000 to insure readiness is maintained. Management is in constant appraisal of the project status and is supportive and committed to successful completion. Based on the Company's current state of readiness and project progress, management has determined that the effect on the Company's financial condition and earnings is not material. Should any of the Company's benchmarks be compromised from the planned completion timetables, the Company has contingency plans in the form of contractual resource relationships and new software components, which will either be utilized or installed to achieve full compliance.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Significant interest rate risk sensitive instruments as of September 30, 1999 were:

                                                                                                                 TOTAL
                                                                                                                 FAIR
                                1999      2000       2001      2002       2003    Thereafter       TOTAL         VALUE
                                ----      ----       ----      ----       ----    ----------       -----         -----
                                                          (Millions of dollars)
INVESTMENTS IN FIXED MATURITY SECURITIES

Principal Amount                $1.80     $4.66      $8.23     $3.53      $1.87      $5.16        $25.24        $25.07
Book Value                       1.81      4.69       8.30      3.58       1.87       5.22         25.47
Average Interest Rate            6.65%     6.67%      6.31%     5.89%      6.18%      6.70%         6.41%         6.76%

SHORT-TERM INVESTMENTS

Principal Amount                $1.09      -          -         -          -          -           $ 1.09        $ 1.09
Book Value                       1.09      -          -         -          -          -             1.09
Average Interest Rate            4.83%     -          -         -          -          -             4.83%         4.83%

PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

   (b) No reports on Form 8-K have been filed by the Registrant during the quarter ended September 30, 1999.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ACCEL INTERNATIONAL CORPORATION





Dated:  November 15  , 1999            By:  /s/ Douglas Coats
                                          -------------------------------------
                                       Name Douglas Coats
                                       Title* President


*__________ has been duly authorized to execute the report on behalf of the Registrant.

                               INDEX TO EXHIBITS


         EXHIBIT
           NO.                    DESCRIPTION
         -------                  -----------
           27.1       -     Financial Data Schedule