Form 10-K
period 1999-12-31
ACCEL INTERNATIONAL CORP
filed 2000-04-17
CIK 1985

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

     75 WEST STREET, SIMSBURY, CONNECTICUT                         06070__
    (Address of principal executive offices)                      (Zip Code)

                                  860-843-7600
                         (Registrant's Telephone Number)

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

The aggregate market value of Common Stock held by non-affiliates on February 29, 2000 was approximately $9,084,000.

As of February 29, 2000, there were 9,084,004 shares of Common Stock, $.10 par value per share outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE:

Not applicable.

                                     PART I

ITEM 1.  BUSINESS

(a)              GENERAL DEVELOPMENT OF BUSINESS

ACCEL International Corporation ("ACCEL") is an insurance holding company incorporated in Delaware in June 1978 as the successor to an Ohio corporation, formerly Acceleration Corporation, organized in 1969. Unless the context requires otherwise, the "Company" includes ACCEL and its subsidiaries. The Company, through its subsidiary, Acceleration National Insurance Company ("ANIC"), is engaged in the underwriting and sale of property/casualty insurance products. The Company announced on July 2, 1999 its intent of exiting its then current lines of commercial property and casualty business due to its loss experience from 1998 and the current year. Except for a certain aviation risks program, the Company ceased writing new policies of insurance and non-renewed its in-force policies upon expiration date. The net unearned premium reserve at December 31, 1999 is $1.2 million, a reduction of $11.2 million from December 31, 1998. Management is restructuring the Company so that it can re-enter other areas of the insurance market, especially the non-standard automobile line, in which the Company's new subsidiary, as of January 14, 2000, Allegiance Insurance Managers, Ltd. ("AIM"), has a recognized expertise. The Company is also concentrating its efforts to capture fee related business using ANIC's property and casualty insurance licenses and strategic insurance services related acquisitions. See NARRATIVE DESCRIPTION OF BUSINESS for further information.

In addition to property and casualty insurance products, the Company historically sold, principally through automobile dealers, credit life and credit accident and health insurance and extended service contracts (collectively the "Auto Aftermarket Group"). Effective December 31, 1997, the Company sold its entire Auto Aftermarket Group to Lyndon Insurance Group, Inc., Lyndon Life Insurance Company and Lyndon Property Insurance Company, all of which are subsidiaries of Frontier Insurance Group, Inc. (collectively, "Lyndon"), for approximately $41 million (the "Lyndon Transaction"). As a result of the Lyndon Transaction, the Company ceased to be engaged in the Auto Aftermarket Group, which businesses are described below under "NARRATIVE DESCRIPTION OF BUSINESS - Disposed Lines of Business".

(b)              FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company has operated predominantly in the property and casualty insurance segment with a second segment for Corporate which, prior to its sale on August 9, 1999, included ACCEL's equity method investment in USA Insurance Group, Inc. (see "Note C" in the Notes to Consolidated Financial Statements) and other corporate investments. See NARRATIVE DESCRIPTION OF BUSINESS and "Note K" in the Notes to Consolidated Financial Statements.

(c)              NARRATIVE DESCRIPTION OF BUSINESS

GENERAL

The Company's property and casualty segment currently consists of a 100%-ceded active aviation risks program, and run-off operations for long haul trucking, charter buses and limousines, crane operators and gun dealers, all of which were coverages previously sold through general agents. Also included in this segment, are lines previously discontinued which include commercial multi-peril, farmowners' multi-peril, ancillary inland marine and realtors' errors and omissions coverages ("REO"). The Company's property and casualty segment also includes extended service contracts which were insured by ANIC and sold primarily through automobile dealers, and which were wholly reinsured on January 1, 1998 as part of the Company's sale of the Auto Aftermarket Group to Lyndon.

Premiums for the Company's now non-renewed long haul trucking and charter bus line comprised 79.4%, 82.4 % and 74.1% of the Company's gross premiums written in 1999, 1998 and 1997, respectively. Extended service contracts (which the Company sold as a result of the Lyndon Transaction) represented 1.9%, 15.4% and 23.8% of the Company's gross premiums written in 1999, 1998 and 1997, respectively. The extended service contract business was ceded 100% to Lyndon effective as of January 1, 1998. The Company's only active business, a 100%-ceded aviation risks program, comprised 9.9% of the Company's gross premiums written in 1999.

OPERATIONS

General. As a result of the Lyndon Transaction, the Company ceased to be engaged in the Auto Aftermarket Group, which is described below under Disposed Lines of Business. Further, as a result of the Company's loss experience from 1998 and 1999, the Company ceased writing new policies and has non-renewed its entire in-force book of commercial property and casualty business, except for a 100%-ceded aviation risks program. Management intends to use its remaining resources to re-enter other areas of the insurance market, especially the non-standard automobile line. The Company is also concentrating its efforts to capture fee related business using ANIC's property and casualty insurance licenses and strategic insurance services related acquisitions as described below.

Commercial Auto Liability. In 1999, the Company ceased new business production and began non-renewing coverage to operators of long-haul trucks and charter buses. The program is in run-off. Gross premiums written by the Company for this product line were approximately

$17.6 million, $35.7 million and $30.3 million in 1999, 1998 and 1997 respectively (see "Note F" in the Notes to Consolidated Financial Statements).

Other Property and Casualty Products. In 1999, the Company ceased new business production and began non-renewing other property and casualty products including a package policy for crane operators consisting of general liability, inland marine and commercial auto coverages, that began in 1997. Direct premiums written by the Company for this product line were $322,000, $485,000 and $198,000 in 1999, 1998 and 1997, respectively. The Company's property and casualty business is conducted through ANIC. ANIC has licenses to conduct business in 47 states and the District of Columbia. The majority of the Company's direct premiums written in 1999, 1998 and 1997 were derived from sales in Florida (19.2%, 16.2% and 16.7%, respectively), New York (10.4%, 19.2% and 11.8%, respectively), Texas (7.9%, 2.6% and 3.6%, respectively), Arizona (7.6%, 4.7% and 1.8%, respectively), Ohio (4.6%, 6.8% and 12.5%, respectively), and Arkansas (4.4%, 4.9% and 3.8%, respectively).

Business Restructuring. On January 14, 2000, the Company acquired 100% of the stock of AIM. Gerald H. Pastor, FCAS, President, CEO and principal shareholder of AIM was elected President & CEO of ACCEL's subsidiary, ANIC in October, 1999 and of ACCEL in November, 1999. In consideration for the acquisition, ACCEL has issued 529,040 shares of its common stock to shareholders of AIM, other than Pastor, and will issue an additional 997,036 shares to Pastor upon, and subject to receipt of clearance by the Ohio Department of Insurance. Should the foregoing clearance not be received, ACCEL will issue to Pastor such other consideration as may be mutually agreed upon by ACCEL and Pastor, which may include a lesser number of shares of ACCEL common stock (subject to the foregoing clearance) and/or other securities. Under the terms of the transaction, ACCEL will also issue up to an additional 2,180,110 shares of its common stock to the shareholders of AIM if the combined business meets certain performance criteria over the six years after the acquisition. If the business does not achieve certain cumulative earnings by December 21, 2002, the former AIM shareholders will return 763,038 shares to ACCEL.

AIM operates as an underwriting manager, managing general agency, and claims administrator for various programs, companies and clients. It will continue to expand its operations in these areas. ANIC is presently running off all of its underperforming products. Going forward, the primary focus of ACCEL and ANIC will be the non-standard automobile line of business, a business in which AIM and Pastor are proficient. ANIC has consolidated its administrative offices with AIM in Simsbury, Connecticut.

Also on January 14, 2000, ACCEL completed arrangements for a credit facility of $5,000,000. Terms of the facility are 10% interest payable quarterly, plus 280,000 warrants per $1,000,000 borrowed, at a price of $2.00 per share. All monies owed under the facility will be due in full by December 31, 2003. Applicable warrants will expire on December 31, 2004.

On January 19, 2000 ACCEL acquired the assets of Payless Insurance Agencies ("Payless"). Payless is comprised of two locations in the Fort Lauderdale/Broward County area, specializing in non-standard automobile insurance. On January 20, 2000 ACCEL acquired substantially all of the assets of Unistar Florida Holdings, Inc. ("Unistar"), representing 49 agency locations throughout the State of Florida, also specializing in non-standard automobile insurance.

DISPOSED LINES OF BUSINESS

The Lyndon Transaction. As noted above, effective as of December 31, 1997, the Company consummated the sale of its entire Auto Aftermarket Group, consisting of credit insurance and extended service contracts sold primarily through automobile dealers, to Lyndon for approximately $41 million in cash. More specifically, such transaction included (i) the sale by the Company to Lyndon Insurance Group, Inc. and Lyndon Life Insurance Company of all the outstanding capital stock of the Company's wholly owned subsidiaries, Acceleration Life Insurance Company ("ALIC"), Acceleration National Service Corporation ("ANSC") and Dublin International Limited ("Dublin") and (ii) the sale by the Company's wholly owned subsidiary, ANIC, to Lyndon Property Insurance Company ("Lyndon Property"), of ANIC's vehicle extended service contract business. See "Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and "Note B" to the Notes to Consolidated Financial Statements. As a result of the Lyndon Transaction, the Company ceased to be engaged in the Auto Aftermarket Group businesses. In connection with the Lyndon Transaction, Lyndon Property and ANIC entered into two reinsurance agreements effective January 1, 1998 pursuant to which ANIC ceded to Lyndon Property the extended service programs and all insurance policies issued after the closing date of the Lyndon Transaction by Lyndon Property in the name of ANIC.

The Company recognized a gain on the sale of the Auto Aftermarket Group in 1997 totaling $3.2 million after federal income taxes. The gain on sale was reflected in the accompanying Consolidated Statement of Operations in 1997 as a gain from continuing operations of $10.3 million from the sale of ANIC's vehicle extended service contract business and ANSC and a loss from discontinued operations of $7.1 million from the sale of ALIC and Dublin (excluding the provision for operating loss of $495,000 during the phase-out period). See "Note B" in the Notes to Consolidated Financial Statements.

Extended Service Contracts. Prior to the sale of the Company's Auto Aftermarket Group to Lyndon, the Company sold extended service contracts under the name "Co$tguard" which covered the cost of labor and certain parts for the repair of automobiles and watercraft. In addition, the Company agreed to sell extended service contracts for a period of eighteen months following closing of the sale to Lyndon which period expired in July 1999 with the underlying business being fully ceded to Lyndon Property. The Company's product covered towing, rental car reimbursement and other benefits during the entire contract term and enabled a purchaser to obtain from the selling dealer a service contract covering the cost (in excess of a deductible amount where applicable) of repairs to covered parts subsequent to the expiration of the applicable manufacturer's warranty. The Company marketed its extended service contracts primarily through the same group of automobile dealers who marketed the Company's credit insurance. The extended service contract program was marketed on a net cost basis to automobile dealers who then established the retail price for the contract. The net cost paid by the dealer included (i) the premiums for a contractual liability policy provided the dealer by ANIC and (ii) administrative and marketing fees. In 1999, 1998, and 1997, the program accounted for approximately 1.9%, 15.4%, and 23.8%, respectively, of the Company's gross premiums written. There will be no gross written premium on this business on ANIC's books in the year 2000 and forward.

EMPLOYEES

As of December 31, 1999, the Company employed 8 full-time equivalent employees compared to 28 full-time equivalent employees as of December 31, 1998. After the purchase of AIM on January 14, 2000, the Company employed 16 full-time equivalent employees. After the purchase of Payless and Unistar on January 19 and 20, 2000 respectively, the company employs 140 full-time equivalent employees.

REINSURANCE WITH UNAFFILIATED INSURANCE COMPANIES

Reinsurance enables insurance companies to provide greater diversification of risks and at the same time minimize risk exposure. The reinsurer reimburses the Company for any claims on the reinsured portion of the risk. Reinsurance does not discharge the Company from primary liability to the insured for the full amount of the insurance coverage.

COMPETITION

In the property and casualty insurance business, the Company competes with insurance companies which are larger and have greater capital resources available and whose industry ratings are at higher levels than ANIC. The Company's strategy with respect to the property-casualty business is to attempt to focus on product categories and market areas in which the major property-casualty insurance companies are not fully addressing.

REGULATION

The Company is subject to regulation in the states in which it conducts business. The extent of such regulation varies from state to state; but in general, all states have statutory restrictions and a supervisory agency that has broad discretionary administrative powers. Such regulation is designed primarily to protect policyholders and relates to the licensing of insurers and their agents, the approval of policy forms, the methods of computing reserves, the form and content of financial reports and the type and concentration of permitted investments. Ohio and other jurisdictions in which the Company conducts business have enacted legislation providing for specific regulation of the relationship between licensed insurers and affiliated members of a holding company group. Such legislation generally (1) establishes requirements and procedures relative to the approval or disapproval of mergers and other acquisitions of control, (2) prescribes the filing of registration statements by insurers which are members of the holding company group, (3) subjects the holding company to reporting requirements, (4) establishes standards for transactions between insurers and their holding companies and between members of a holding company group and (5) controls the payment of extraordinary dividends. The dividends, which the Company may receive from ANIC, are subject to regulatory requirements as to minimum capital and surplus. In addition to regulatory considerations, management considers the overall financial strength of an operating entity before dividends are paid to ACCEL.

Generally, the net assets of ANIC available for transfer to ACCEL are limited to the amounts that ANIC's net assets, as determined in accordance with statutory accounting practices, exceed minimum statutory capital and surplus requirements; however, payments of such amounts as dividends are currently subject to regulation by Ohio law. The regulation limits the annual dividend or distribution of an insurer to the greater of (1) net income of the previous year or (2) 10% of unassigned surplus as of the end of the previous year. In addition, all dividends must come from earned surplus to qualify as a non-extraordinary dividend. Amounts greater than this would be considered extraordinary dividends and could not be paid without permission of the Department of Insurance of the State of Ohio ("Ohio Department"). Based on this regulation, any dividend distribution by ANIC in 2000 would be subject to the approval of the Ohio Department.

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

At December 31, 1999, ANIC's TAC was $4,105,000 or 0.97 times its ACLC. Accordingly, ANIC is within the Authorized Control Level. This RBC level is based on ANIC's recording of additional incurred losses and loss adjustment expenses of $1.4 million above the amounts reflected in the 1999 statutory annual statement as filed with the Ohio Department of Insurance. ANIC has not been required to file an amended 1999 statutory annual statement. The Company was already in discussion with the Ohio Insurance Department regarding its 1998 RBC calculation, and its expected December 31, 1999 calculation. Following a targeted examination held in January, 2000 by the Ohio Department, the Department is planning to visit the Company in the early Spring, 2000 for a mandatory examination to review and comment on corrective actions already taken and further planned by the Company's new management. On March 8, 2000, ANIC received a letter from the Department requesting that the Company file a RBC plan by April 18, 2000.

On March 29, 2000, management met with the Ohio Department of Insurance. As a result of the meeting, ANIC has agreed to take the following corrective steps:
(1) beginning in March 2000, ANIC will file an abbreviated monthly statutory financial report with the Ohio Department of Insurance; (2) ANIC will continue its current strategy to no longer write any new or renewal business in any state until a further agreement can be made with the Department; and (3) ANIC will file a RBC financial plan which includes the run-off of the existing business as well as management's expected plan for both raising capital and entering into the non-standard auto business. In the future, the Company intends for ANIC to insure a portion of the non-standard auto business produced by the Company's recently acquired agencies. The Company expects this owned agency business to grow and be successful both in terms of producing after-tax profits for its own agency operating segment, as well as producing profitable non-standard auto business for ANIC. The Company also expects the AIM acquisition will produce profitable service-fee business from underwriting management, managing general agency fees, and claims administration. Finally, management acknowledges the need for additional capital for ANIC and is considering various alternatives, including utilization of the credit facility described in "Note Q" in the Notes to Consolidated Financial Statements and other sources of capital.

ITEM 2.  PROPERTIES

The Company's main administrative offices are located at 75 West Street, Simsbury, Connecticut. This office space was previously solely occupied by one of the Company's new subsidiaries, AIM. The jointly occupied leased space is approximately 6,000 square feet at this location with annual rental on a five-year lease expiring in April 30, 2004. As of December 31, 1999, the Company's information systems are provided through a month-to-month arrangement with Data-Tech, Inc. at 2550 Corporate Exchange Drive, Columbus, Ohio.

ITEM 3.  LEGAL PROCEEDINGS

Due to the nature of its operations, the Company is at all times subject to pending and threatened legal actions that arise in the normal course of its activities. In management's evaluation of certain pending matters, based on the advice or information and analysis of outside counsel, the accompanying consolidated financial statements would not be materially affected by the outcome of any legal proceedings or contingent liabilities.

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

As reflected above, the suit requested indemnification or reimbursement for the claims paid or to be paid by the Guaranty Fund to Galaxy insureds on policies which may have been covered by the Certificates. ANIC has maintained that the Guaranty Fund does not have the right to seek indemnification unless the terms and conditions of validly issued Certificates have been strictly complied with. Accordingly, ANIC filed for dismissal of the suit which motion was granted by the Court on October 6, 1998. Thereafter, the Superintendent moved to reargue and renew his opposition to ANIC's motion to dismiss. By an Order dated February 23, 1999, the Court denied the Superintendent's motion. The Superintendent has filed a Notice of Appeal of the Court's Decision and Order dismissing the complaint, and has filed a brief in support of the appeal. ANIC will continue to defend vigorously against the Superintendent's lawsuit.

On October 1, 1999 settlement was reached regarding a November 1997 suit that was filed against ALIC by three long-term care policyholders seeking to represent a class of North Dakota policyholders alleging breach of contract, fraud and misrepresentation.

Pursuant to the settlement agreement, ALIC paid $4.0 million toward a global, nationwide settlement. ACCEL, which had conditionally contracted with Lyndon Life (to whom ALIC was sold), agreed to pay $2.3 million plus the proceeds from a suit against Lyndon Life that was expected to produce in excess of $.7 million, previously carried as a receivable. The total reimbursement to Lyndon was therefore in excess of $3.0 million. Lyndon maintains that ACCEL owes at least $.7 million additional, that ACCEL refuses to pay on the grounds that it only authorized a total of $3.0 million in accordance with the sale contract. ACCEL will vigorously oppose making any additional payments.

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

    1999            High         Low          1998             High         Low
    ----            ----         ---          ----             ----         ---
4th Quarter        $1.188       $0.563      4th Quarter      $3.375       $2.125
3rd Quarter         1.875        0.875      3rd Quarter       3.375        2.188
2nd Quarter         2.688        1.625      2nd Quarter       3.500        2.875
1st Quarter         3.125        2.500      1st Quarter       3.500        3.063

(b) The approximate number of holders of record of ACCEL's common stock ($.10 par value) as of January 31, 2000, was 552 holders.

(c)      Dividends paid on common stock:

         1999, 1998 and 1997-- $0.00 per share

Restrictions on present or future ability to pay dividends: Since June 1992, ACCEL's Board of Directors have suspended payment of cash dividends on the common stock until the Company returns to a level of profitability which will sustain such payments.

ITEM 6. SELECTED FINANCIAL DATA

                            ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                                     1999          1998          1997         1996         1995
                                                  ---------------------------------------------------------------
                                                       (Thousands of dollars, except per share data & ratios)
Gross premiums written                            $  21,759     $  43,285     $  40,897    $  25,629    $  12,371
Premiums ceded                                       (6,789)      (27,300)      (17,118)      (9,416)      (5,435)
Net premiums written                                 14,970        15,985        23,779       16,213        6,936
Premiums earned                                      20,299        16,000        18,717       12,466        7,459
Net investment income:
     Interest and dividends                           1,772         2,150         1,939        1,692        1,570
     Realized gains (losses)                            101           (44)        1,051          432          201
Total revenue                                        22,438        18,483        35,286       21,529       11,653
Loss and loss adjustment expenses                    23,922        19,227        15,373       10,145        6,878
Income (loss) before taxes
     and other items                                (17,245)      (10,721)        8,116        1,370       (3,601)
Income (loss) from operations                       (17,245)      (10,451)        7,015        1,327       (2,964)
Income (loss) from discontinued operations             --            --          (5,900)         646        1,504
Extraordinary item                                     --            --            --            131         --
Net income (loss)                                   (17,245)      (10,451)        1,115        2,104       (1,460)
Earnings per common share--basic:
     Income (loss) from operations                    (2.02)        (1.22)          .82          .23         (.67)
     Income (loss) from discontinued operations        --            --            (.69)         .11          .34
     Extraordinary item                                --            --            --            .02         --
     Net income (loss)                                (2.02)        (1.22)          .13          .36         (.33)
Earnings per common share--assuming dilution:
     Income (loss) from operations                    (2.02)        (1.22)          .82          .23         (.67)
     Income (loss) from discontinued operations        --            --            (.69)         .11          .34
     Extraordinary item                                --            --            --            .02         --
     Net income (loss)                                (2.02)        (1.22)          .13          .36         (.33)
At end of year:
     Invested assets                                 22,370        36,294        33,921       30,302       23,697
     Total assets                                    73,035        97,442       104,094      191,325      183,507
     Policy reserves and liabilities                 62,546        61,984        52,014       31,945       21,942
     Notes payable                                     --            --            --         15,000       22,531
     Common stockholders' equity                      4,886        23,101        33,589       31,641       20,560

Return on average common
     stockholders' equity                           (123.24)%      (36.87)%       3.42%         8.06%       (8.13)%

Book value per common share                       $    0.57     $    2.70     $    3.88    $    3.68    $    4.62

Note: Net income (loss) per share reflects the adoption of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 128, Earnings per Share ("EPS"). Both basic EPS and EPS assuming dilution have been presented accordingly.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS FOR THE THREE YEARS ENDED DECEMBER 31, 1999

OPERATING RESULTS AND DISCONTINUED OPERATIONS

The Company's loss before income taxes for 1999 was $17.2 million. A major factor affecting the loss was adverse development of insurance losses (excluding unallocated loss adjustment expense) of $4.4 million, all of which was commercial auto business. The adverse development for commercial auto consisted primarily of a revision of the actuarial ultimate losses in 1999 for the 1997 and 1998 loss years. This adverse development was attributable to certain types of commercial auto insurance that the Company is no longer writing, including large and small fleets, paratransit vehicles and charter buses. The Company is focusing its ongoing efforts in substandard auto, and in obtaining fees for insurance services. Commercial auto produced a negative underwriting margin of $7.2 and $6.4 million in 1999 and 1998, respectively, including the effects of loss development.

Also contributing to the loss before income taxes in 1999 were $2.4 million of losses incurred on other discontinued lines of business, primarily consisting of agriculture, realtors' errors and omissions and auto dealership coverages; general and administrative expenses of $7.2 million; commission and selling expenses net of reinsurance expense recoveries of $1.9 million; taxes, licenses and fees other than premium taxes of $0.8 million; and a legal settlement agreement expense of $3.0 million offset by net investment gain of $1.9 million and other income of $0.3 million.

Commercial auto produced gross premiums of $17.6 million in 1999 compared to $35.7 and $30.3 million in 1998 and 1997, respectively. The Company's other discontinued products within the property and casualty segment (excluding extended service contracts which were sold to Lyndon effective December 31,
1997) produced $3.8 million in gross premiums written in 1999 compared to $1.5 million and $.4 million in 1998 and 1997, respectively. Of the $3.8 million of other gross premiums written in 1999, $2.2 million were from the 100%-ceded aviation business.

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

As discussed further below, the after-tax net gain in 1997 on the sale of the Auto Aftermarket Group was $3.2 million which was comprised of a gain of $10.3 million in continuing operations and a loss of $7.1 million in discontinued operations (excluding the provision for operating loss of $495,000 during the phase-out period). The gain was based upon the purchase price of approximately $41 million offset by the Company's equity in the sold subsidiaries of approximately $32.1 million, the write-off of goodwill related to ALIC of $.6 million, costs associated with the sale of $.8 million and federal income taxes related to the sale of $4.3 million.

Upon consummation of the aforementioned sale, the Company ceased to be engaged in the Auto Aftermarket Group business. The consolidated financial statements of the Company for 1997 reflect the disposition of ALIC and Dublin which comprised the Life/Health business segment. Accordingly, the revenues, benefits and expenses, assets and liabilities, and cash flows of ALIC and Dublin have been excluded from the respective captions in the consolidated statements of operations and consolidated statements of cash flows. The net operating results of these entities have been reported, net of applicable income taxes, as "Income from discontinued operations" and the net cash flows of these entities have been reported as "Net cash (used in) provided by discontinued operations."

The gain of $10.3 million from the sale of the vehicle extended service contract business was reflected within continuing operations of the Company in 1997 as a result of this business comprising only a portion of the Company's property and casualty business segment. Income before federal income taxes related to the vehicle extended service contract business included in continuing operations was $360,000 for 1997.

Effective January 1, 1998, ANIC ceded to Lyndon via quota share reinsurance 100% of its liability related to existing and future vehicle extended service business written on ANIC's policy forms. In connection with the sale, ANIC granted Lyndon the authority to write new vehicle extended service contracts insured by contractual liability policies issued in the name of ANIC for a maximum period of eighteen months which expired in July 1999. All new business written by Lyndon utilizing ANIC's policy forms was automatically reinsured by Lyndon under the terms of the aforementioned reinsurance agreements.

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

REVENUE

Gross premium writings for 1999 were $21.8 million compared to $43.3 million and $40.9 million for 1998 and 1997, respectively. Except for the 100%-ceded aviation risks program, the Company ceased writing new and renewal business in all other programs by no later than September 1999. Premiums written increased in 1998 from 1997 by $5.4 million for commercial auto and $1.0 million for other property and casualty programs offset by a decrease of $3.9 million for the vehicle extended service contract program that was fully ceded to Lyndon Property. See Table II following the narrative in Management's Discussion and Analysis.

Net premium earned was $20.6 million, $16.0 million and $18.7 million for 1999, 1998 and 1997, respectively. Commercial auto net premium earned was $16.5 million, $18.3 million and $11.2 million in 1999, 1998 and 1997, respectively. Despite the significant decrease in 1999 gross premiums written, the run-off of the December 31, 1998 unearned premium reserve of $12.4 million to a balance of only $1.2 million at December 31, 1999, as well as a significant decrease in ceded premiums due to the termination of certain reinsurance coverages, provided stable earned premium for 1999 comparable to 1998. The total net premium earned was comparable in 1998 and 1997 as the increase in commercial auto net premium earned offset the decrease of $6.2 million in the extended service contract line.

LOSS, LOSS ADJUSTMENT AND OTHER EXPENSES

The net loss and loss adjustment expense ratios decreased to 117.8% in 1999 from 120.2% in 1998 and 82.1% in 1997. See Table I following the narrative in Management's Discussion and Analysis for further information on key operating ratios and see Table III for reserve development for the preceding ten years and a reconciliation of the beginning and ending liability for unpaid losses and loss adjustment expense.

The effect of the Company's other lines of business that are in runoff was as follows for 1999: net incurred losses and loss adjustment expenses ("LAE") for the discontinued REO line of business were $182,000 in relation to zero earned premium. The total number of open claims at December 31, 1999 was 4 and the related reserves were $35,000. Net incurred losses and LAE for the discontinued agriculture lines of business at December 31, 1999 were $140,000. The net impact on the Company's loss ratio and net loss for these two discontinued lines of business in 1999 was approximately 2.2% and $300,000 loss, respectively.

The effect of the Company's other lines of business that are in runoff was as follows for 1998: net incurred losses and loss adjustment expenses ("LAE") for the discontinued REO line of business were $245,000 in relation to zero earned premium. The total number of open claims at December 31, 1998 was 7 and the related reserves were $90,000. Net incurred losses and LAE for the discontinued agriculture lines of business at December 31, 1998 were $541,000. The net impact on the Company's loss ratio and net loss for these two discontinued lines of business in 1998 was approximately 4% and $.7 million loss, respectively.

The effect of the Company's other lines of business that are in runoff was as follows for 1997: net incurred losses and loss adjustment expenses ("LAE") for the discontinued REO line of business were ($355,000) in relation to zero earned premium. This result was due in large part to a re-evaluation of LAE reserves that lowered the reserve to the expected ultimate cost of settling the claims. The total number of open claims at December 31, 1997 was 10 and the related reserves were $351,000. Net incurred losses and LAE for the discontinued agriculture lines of business at December 31, 1997 were ($77,000). The net impact on the loss ratio and net income for these discontinued lines of business in 1997 was immaterial.

A positive impact on 1997 earnings was the level of service fees on the extended service contracts of $3.1 million in 1997. These service fees were non-recurring in 1998 due to the sale of the extended service contract business to Lyndon Property as discussed previously.

The Company's general and administrative expenses increased in 1999 by $1.8 million, or 31.4%, to $7.4 million from $5.6 million in 1998. In 1998, general and administrative expenses increased by $.8 million, or 18%, from $4.8 million in 1997. In 1999, the company accrued $1.8 million in restructuring costs that are included in its general and administrative expenses. Of the $1.8 million, $.7 million was severance and other employee termination costs, $.8 million was for cancellation of a certain stop loss agreement, $.2 million was additional commission for moving part of the company's book of business, and the remainder was for various lease agreement accruals.

A factor affecting the comparison of general and administrative expenses in 1998 versus previous years, was the allocation of overhead expenses in previous years among the Company and its subsidiaries that were sold effective December 31, 1997. In 1998, overhead expenses were fully absorbed by the Company. The increase in 1998 was primarily due to increased salaries of $.6 million of which the majority related to the change in allocation as previously discussed, increased legal fees of $.2 million, increased underwriting costs and association dues of $.1 million each which were both the result of increased commercial auto premium writings since 1996 and various other expenses totaling $.3 million. These increases were offset by decreased consulting fees of $.2 million and $.3 million in expense reimbursements received from Lyndon in connection with Lyndon's usage of the Company's information systems.

Commissions and selling expenses net of reinsurance expense recoveries as a percent of net premiums written decreased to 13.5% in 1999 from 15.6% in 1998. This is due largely to changes in certain producer commission rates during 1999. Commissions and selling expenses net of reinsurance expense recoveries as a percent of net premiums written decreased to 15.6% in 1998 from 25.3% in 1997. The decrease in 1998 is due largely to commercial auto becoming the predominant product line for the Company. Commercial auto has significantly lower acquisition costs than the Company's extended service contract business that was fully ceded to Lyndon effective January 1, 1998.

On August 10, 1999, the Company sold its 25% interest in USA Insurance Group, Inc. ("USAIG"), the parent company of Transportation Insurance Specialists, the Company's former general agent, producing a capital gain of $0.3 million. The Company also received interest income associated with the sale of approximately $0.3 million from a put option available in the purchase documents. The original purchase of the USAIG investment was April 1, 1998, for $5 million. This investment was accounted for using the equity method. At December 31, 1998, the investment in USAIG exceeded the Company's share of the underlying net assets by $4.1 million and was being amortized on the straight-line method over 10 years based upon a review of the operations, including a persistency review of USAIG's producing sub-agents. The Company recorded a net expense of $65,000 and $189,000 in 1999 and 1998 respectively for its investment in USAIG that was comprised of its share of USAIG's earnings of $156,000 and $142,000 offset by amortization of $221,000 and $331,000 in 1999 and 1998 respectively.

LIQUIDITY, CAPITAL RESOURCES AND OTHER

The Company's cash flows from operations have generally been adequate for its current operating needs. The Company's non-renewed long haul trucking, charter bus and paratransit business was generally written for a term of one year, with the casualty claim-related liabilities extending beyond that period. The Company's liability on vehicle extended service contracts typically has extended for either one-year or five-year periods. However as previously discussed, the Company's existing vehicle extended service contract business was ceded to Lyndon Property effective January 1, 1998.

The Company's gross amounts due from reinsurers increased $6.0 million in 1999, to $45.7 million from $39.7 million at year end 1998. Therefore, the Company has approximately 9.3 times its stockholders' equity in its amounts due from reinsurers. The Company and its professional reinsurance intermediaries carefully monitor cash call positions and the financial ability of its reinsurers to fulfill their obligations to the Company.

The Company maintains liquidity in its investment portfolio to correspond with the liabilities outstanding on its lines of business. At December 31, 1999, the estimated duration of the Company's fixed income investment portfolio was 2.4 years while the estimated liability duration was approximately 1.6 years. Currently, an interest rate increase of 1% would negatively impact the fair value of the fixed maturity portfolio and stockholders' equity by a decline of approximately $.6 million. Conversely, an interest rate decrease of 1%, would positively impact the same two accounts by approximately $.5 million

The Company's "available for sale" fixed maturity securities at December 31, 1999 included $2.8 million of mortgage-backed securities, $.8 million of collateralized mortgage obligation securities, and $6.5 million of asset-backed collateralized securities. The mortgage and asset-backed securities are subject to risks associated with variable prepayments. As such, those securities may have a different actual maturity and yield than planned at the time of purchase. The degree to which a security is susceptible to either gains or losses is influenced by the difference between its amortized cost and par value, relative sensitivity of the underlying mortgages to prepayment risk in a changing interest rate environment and relative priority of the securities in the overall securitization.

The Company limits the extent of its risks on fixed maturity securities by generally avoiding securities whose cost significantly exceeds par, by purchasing securities that are backed by stable collateral, and by concentrating on securities that have either a planned amortization or sequential pay classes. The collateralized mortgage obligations and asset backed securities owned have primarily short to intermediate average lives. At December 31, 1999, the Company did not have a significant amount of higher risk mortgage or asset backed securities, which had a significant risk of loss or principal. There are negligible default risks on the mortgage and asset backed security portfolios as a whole as the vast majority of the assets are either guaranteed by U. S. government-sponsored entities or are supported in the securitization structure by junior securities enabling the assets to achieve high investment grade status. The Company's collateralized mortgage obligations and asset backed securities are predominantly sequential pay with little or no exposure to interest only obligations ("IOs") or inverse IOs.

Ohio domiciled insurance companies are subject to Ohio law which regulates the ability of insurance companies to pay dividends. The regulation limits the annual dividend or distribution of an insurer to the greater of (1) net income of the previous year or (2) 10% of unassigned surplus as of the end of the previous year. In addition, all dividends must come from earned surplus to qualify as a non-extraordinary dividend. Amounts greater than this would be considered extraordinary dividends and could not be paid without permission of the Ohio Department. Based on this regulation, ANIC would require Ohio Department approval to pay any dividend to ACCEL during 2000. See "Note O" in the Notes to Consolidated Financial Statements for a discussion regarding Risk Based Capital.

In January 1998, upon closing the sale of the Auto Aftermarket Group, the Company used a portion of the proceeds to retire the outstanding balance of $15 million of senior notes held by ALIC. ALIC had received these senior notes from an unaffiliated company, along with accrued interest of approximately $1.1 million. The Company utilized a portion of the sale proceeds to make a capital contribution of $3.5 million to ANIC, to pay taxes on the sale of approximately $4.3 million, to transfer $8.8 million in cash to Lyndon in connection with the ceding of the existing vehicle extended service contract business on January 1, 1998 and utilized the remainder for general corporate purposes.

The estimates for the Company's policy reserves are continually under review and adjusted as necessary as experience develops or new information becomes known; such adjustments are included in current operations. These liabilities are necessarily subject to the impact of future changes in claim severity, frequency and other factors. Although considerable variability is inherent in such estimates, based on recent evaluations, management believes that the current level of policy reserves will be adequate to cover anticipated claim liabilities. Accordingly, the ultimate amounts required for settlement of policy benefits may vary significantly from the amounts included in the accompanying consolidated financial statements.

Due to the nature of its operations, the Company is at all times subject to pending and threatened legal actions that arise in the normal course of its activities. For information regarding legal proceedings involving the Company including developments relating to the insolvency of Galaxy Insurance Company (a former subsidiary of the Company) see "Note M" in the Notes to Consolidated Financial Statements.

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. The Company does not expect the adoption of SFAS No. 133 to have a material impact on its consolidated financial statements because the Company does not currently hold any derivative instruments.

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

The National Association of Insurance Commissioners ("NAIC") has completed and adopted a project to codify statutory accounting principles with a provision for commissioner discretion in the determination of appropriate statutory accounting for insurers. Although the NAIC has indicated that January 1, 2001 is the expected date of implementation, the implementation is ultimately dependent upon the insurer's state of domicile. Implementation of the codified statutory principles may affect the surplus level of ANIC on a statutory basis. Management has not determined what impact, if any, this project will have on the statutory surplus of ANIC.

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

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                     TABLE I

Several key operating ratios of the Company are as follows:

                                                             Consolidated Results
                                                     (Thousands of dollars, except ratios)
                                                        1999         1998          1997
                                                     ---------    ---------     ---------
Gross premiums written                               $  21,759    $  43,285     $  40,897
Net premiums earned                                  $  20,299    $  16,000     $  18,717
RATIOS:
    Loss and LAE incurred to net premiums earned         117.8%       120.2%         82.1%
    Commissions and selling expenses and
        general and administrative expenses
        to gross premiums written(1)                      53.2%        30.0%         33.9%
    Commissions and selling expenses,
        reinsurance expense recovery
        and change in deferred policy
        acquisition costs to net premiums earned          22.5%        17.5%         22.9%
    Taxes, licenses and fees to gross
        premiums written                                   3.7%         3.6%          3.2%

(1) Excluding restructuring expense of $1,844 in 1999.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                    TABLE II
                        Changes in Gross Premiums Written
                             Year Ended December 31
                      (Thousands of dollars, except ratios)

                                                                            1999                    1998
                                                                             vs.          %          vs.       %
Gross Premiums Written                   1999       1998        1997        1998        Change      1997     Change
---------------------------------------------------------------------------------------------------------------------
Continuing lines of business:
   Commercial auto                     $ 17,571   $ 35,678    $ 30,293    $(18,107)     (50.8)%   $  5,385     17.8%
   Commercial multi-peril                   594        543         215          51        9.4%         328    152.6%
   Extended service contracts               414      5,821       9,744      (5,407)     (92.9)%     (3,923)   (40.3)%
   Aircraft                               2,157       --          --         2,157        --           --       --
   Other property/casualty lines            661        958         230        (297)     (31.0)%        527    229.1%
                                       --------   --------    --------    --------     ------     --------    -----
       Total continuing lines            21,397     43,000      40,482     (21,603)     (50.2)%      2,317      5.7%
                                       --------   --------    --------    --------     ------     --------    -----

Discontinued lines of business
  included in continuing operations:
   Medical and miscellaneous
       life and health                      362        306         441          56       18.3%        (135)     (30.6)%
   Vendor's single interest                --          (21)        (35)         21     (100.0)%         14      (40.0)%
   Agriculture, REO and other
       property & casualty                 --         --             1        --          --            (1)    (100.0)%
   Other                                   --         --             8        --          --            (8)    (100.0)%
                                       --------   --------    --------    --------     ------     --------    -------
Total discontinued lines                    362        285         415          77       27.0%        (130)     (31.3)%
                                       --------   --------    --------    --------     ------     --------    -------
Gross premiums written
   from continuing operations          $ 21,759   $ 43,285    $ 40,897    $(21,526)     (49.7)%   $  2,187        5.3%
                                       ========   ========    ========    ========    =======     ========    =======

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                    TABLE III
 Analysis of Loss and Loss Adjustment Expense Development (Thousands of dollars)


                                             1988       1989       1990       1991      1992        1993       1994       1995
                                           ======================================================================================
Reserves for unpaid losses and loss
     adjustment expenses, net of
     reinsurance recoverable               $ 2,266    $ 2,978    $ 3,415   $ 26,038   $ 15,689    $ 9,380    $ 5,489    $ 5,413

Liability reestimated as of:
     One year later                        $ 2,281    $ 2,416    $ 2,871   $ 31,548   $ 14,945    $ 9,335    $ 6,146    $ 5,606
     Two years later                         2,262        979      5,386     31,791     15,552     10,036      7,473      5,216
     Three years later                       1,495      2,054      5,966     32,387     16,345     11,132      7,100      6,227
     Four years later                        2,248      2,172      6,245     32,963     17,195     10,776      8,077      6,168
     Five years later                        2,365      2,054      6,502     33,751     16,916     11,240      8,017
     Six years later                         2,302      2,083      6,952     33,529     17,369     11,083
     Seven years later                       2,323      2,121      6,871     33,842     17,239
     Eight years later                       2,372      2,116      7,195     33,712
     Nine years later                        2,418      2,126      7,150
     Ten years later                         2,418      2,081

Cumulative redundancy (deficiency)          $ (152)     $ 897   $ (3,735)  $ (7,674)  $ (1,550)  $ (1,703)  $ (2,528)    $ (755)

Cumulative amount of liability paid,
     net of reinsurance recoverables,
     paid through:
     One year later                        $ 1,866    $ 1,235   $ (9,966)  $ 19,319    $ 8,802    $ 5,779    $ 2,702    $ 3,280
     Two years later                         1,953     (3,875)      (492)    26,487     12,442      7,346      5,561      4,532
     Three years later                         367       (164)     3,313     29,815     13,820      9,624      6,594      5,837
     Four years later                        1,551      1,373      4,726     30,949     15,834     10,337      7,687      5,989
     Five years later                        2,096      1,681      5,477     32,622     16,493     11,040      7,839
     Six years later                         2,207      1,708      6,330     33,126     17,199     11,040
     Seven years later                       2,312      1,921      6,727     33,672     17,199
     Eight years later                       2,323      2,046      7,150     33,672
     Nine years later                        2,418      2,081      7,150
     Ten years later                         2,418      2,081

Net reserve - December 31                                                                         $ 9,380    $ 5,489    $ 5,413
Reinsurance recoverables                                                                            1,400        891      2,238
                                                                                               ----------------------------------
Gross reserve                                                                                    $ 10,780    $ 6,380    $ 7,651
                                                                                               ==================================

                                               1996       1997       1998       1999
                                           ==========================================
Reserves for unpaid losses and loss
     adjustment expenses, net of
     reinsurance recoverable                 $ 5,198    $ 7,778   $ 13,326   $ 19,428

Liability reestimated as of:
     One year later                          $ 5,124   $ 12,429   $ 15,996
     Two years later                           7,468     13,191
     Three years later                         7,098
     Four years later
     Five years later
     Six years later
     Seven years later
     Eight years later
     Nine years later
     Ten years later

Cumulative redundancy (deficiency)          $ (1,900)  $ (5,413)  $ (2,670)

Cumulative amount of liability paid,
     net of reinsurance recoverables,
     paid through:
     One year later                          $ 3,490    $ 6,008    $ 8,917
     Two years later                           5,567      8,484
     Three years later                         6,392
     Four years later
     Five years later
     Six years later
     Seven years later
     Eight years later
     Nine years later
     Ten years later

Net reserve - December 31                    $ 5,198    $ 7,778   $ 13,326   $ 19,428
Reinsurance recoverables                       5,818     14,250     36,209     39,993
                                           -------------------------------------------
Gross reserve                               $ 11,016   $ 22,028   $ 49,535   $ 59,421
                                           ===========================================

Note: This table excludes the consolidated reserves of Randjill Group, Ltd which was acquired by the Company in 1991 and deconsolidated by the Company in 1994.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

    Reconciliation of Liability for Unpaid Losses and Loss Adjustment Expense

                                                                                     1999        1998         1997
                                                                                   ---------------------------------
                                                                                       (Thousands of dollars)
Liability for insurance claims at beginning of year                                $ 49,535    $ 22,028     $ 11,016

Less reinsurance recoverables                                                       (36,209)    (14,250)      (5,820)
                                                                                   ---------------------------------

Net balances at beginning of year                                                    13,326       7,778        5,196

Loss and loss adjustment expenses incurred:
  Loss and loss adjustment expense incurred for events of the current year           21,252      14,507       15,705

  Loss and loss adjustment expense incurred for events of prior years                 2,670       4,720         (332)
                                                                                   ---------------------------------

Total loss and loss adjustment expenses incurred                                     23,922      19,227       15,373

Payments:
  Loss and loss adjustment expenses for insured events
     of the current year                                                              8,918       7,616        9,558
  Loss and loss adjustment expenses for insured events
     in prior years                                                                   8,902       6,063        3,233
                                                                                   ---------------------------------

Total payments                                                                       17,820      13,679       12,791
                                                                                   ---------------------------------

Net balances at end of year                                                          19,428      13,326        7,778

Plus reinsurance recoverables                                                        39,993      36,209       14,250
                                                                                   ---------------------------------

Liability for insurance claims at end of year                                      $ 59,421    $ 49,535     $ 22,028
                                                                                   =================================


The table above reflects increases in the liability for insurance claims resulting from the Company's continued expansion into the Commercial Auto line of business (until all programs were discontinued in mid-1999). Maturity of claims for this line of business has resulted in recording, in 1999 and 1998, $2,670,000 and $3,667,000, respectively, in additional losses incurred for prior policy years. Additionally, lines of business discontinued prior to 1995 reevaluated in 1998, resulted in the recording, in 1998, of $859,000 in additional losses incurred.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Significant interest rate risk sensitive instruments as of December 31, 1999 were:


                                                                                                             TOTAL
                                                                                                             FAIR
                                2000      2001       2002      2003       2004    Thereafter     TOTAL       VALUE
------------------------------------------------------------------------------------------------------------------
                                                           (Millions of dollars)
INVESTMENTS IN FIXED
MATURITY SECURITIES

Principal Amount                $1.93     $4.76      $6.19     $3.04      $0.36      $4.72      $21.01      $21.01

Book Value                       1.94      4.79       6.27      3.07       0.36       5.16       21.59

Average Interest Rate            6.64%     6.26%      6.18%     6.14%      6.06%      6.72%       6.36%       7.18%

SHORT-TERM INVESTMENTS

Principal Amount                $1.36      -          -         -          -          -          $1.36       $1.36

Book Value                       1.36      -          -         -          -          -           1.36

Average Interest Rate            5.25%     -          -         -          -          -           5.25%       5.25%

                           ANNUAL REPORT ON FORM 10-K

                  ITEM 8, ITEM 14 (a) (1) and (2), (c) and (d)

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                CERTAIN EXHIBITS

                          FINANCIAL STATEMENT SCHEDULES

                          YEAR ENDED DECEMBER 31, 1999

                         ACCEL INTERNATIONAL CORPORATION

                              SIMSBURY, CONNECTICUT

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ACCEL International Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements and financial statement schedules have been prepared assuming that the Company will continue as a going concern. As discussed in Note N to the consolidated financial statements, the Ohio Department of Insurance imposes risk-based capital requirements on insurance enterprises, including the Company's wholly-owned subsidiary, Acceleration National Insurance Company (ANIC). The net assets of ANIC represent approximately 97% of the Company's total consolidated stockholders' equity at December 31, 1999. At December 31, 1999, ANIC's total adjusted capital is at the Authorized Control Level based on the risk-based capital calculation required by the Ohio Department of Insurance. ANIC will file a comprehensive financial plan with the Ohio Department of Insurance outlining its plan for attaining the required levels of capital and surplus. Failure to meet the capital and surplus requirements included in this comprehensive financial plan would expose ANIC to regulatory sanctions that may include restrictions on operations and growth, mandatory asset dispositions, and placing ANIC under regulatory control. These matters raise substantial doubt about the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent on many factors, one of which is regulatory action, including ultimate acceptance of ANIC's comprehensive financial plan. Management's plans in regard to these matters are described in Note N to the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.


                                                            KPMG LLP




Houston, Texas
April 14, 2000

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                             December 31,
                                                                         1999             1998
                                                                         ----             ----
                                                                        (Thousands of dollars)
ASSETS

Investments
     Investments available for sale, at fair value:
         Fixed maturities (cost: 1999--$21,592,000;
            1998--$29,953,000)                                         $ 21,012         $ 30,343
         Short-term investments
            (cost:  1999--$1,358,000; 1998--$1,204,000)                   1,358            1,204
     Other invested assets                                                   --            4,747
                                                                       --------         --------
                                                                         22,370           36,294

Cash                                                                         --            2,587

Receivables:
     Premiums in process of transmittal, less
         allowance (1999--$359,000; 1998--$200,000)                       1,637            7,975
     Amounts due from reinsurers                                         45,671           39,701
     Amounts due from former subsidiaries                                    --               65
                                                                       --------         --------
                                                                         47,308           47,741

Accrued investment income                                                   234              282
Prepaid reinsurance premiums                                              1,918            5,913
Deferred policy acquisition costs                                           280            2,803
Equipment--at cost, less accumulated
     depreciation (1999--$1,066,000; 1998--$1,673,000)                      444              474
Leasehold improvements, less accumulated amortization
     (1999--$0; 1998--$13,000)                                               --               24
Receivable from sale of discontinued and disposed
     of operations                                                           --              703
Other assets                                                                481              621
                                                                       --------         --------
                                                                          3,357           10,820
                                                                       --------         --------


Total assets                                                           $ 73,035         $ 97,442
                                                                       ========         ========

                                                                     (Continued)

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                                                 December 31,
                                                              1999        1998
                                                              ----        ----
                                                           (Thousands of dollars)
LIABILITIES AND STOCKHOLDERS' EQUITY

Policy Reserves and Liabilities:
    Unearned premium reserves                               $  3.125    $ 12,449
    Insurance claim reserves                                  59,421      49,535
                                                            --------    --------
                                                              62,546      61,984
Other Liabilities:
    Bank overdrafts                                            3,714        --
    Amounts withheld for others                                  122       2,118
    Deferred reinsurance commissions                             114       1,508
    Amounts due reinsurers                                       828       6,407
    Accounts payable and other liabilities                       653       2,165
    Current federal income taxes                                 172         159
                                                            --------    --------
                                                               5,603      12,357
                                                            --------    --------
                                                              68,149      74,341
                                                            --------    --------


Commitments and Contingencies

Redeemable Preferred Stock:
    Authorized shares--1,000,000;
       no issued or outstanding shares                          --          --

Common stockholders' equity:
    Common stock, $.10 par value
       Authorized shares (1999 and 1998--15,000,000)
       Issued shares (1999 and 1998--9,468,196)                  947         947
    Additional paid-in capital                                32,659      32,659
    Accumulated deficit                                      (21,178)     (3,933)
    Less treasury shares at cost (1999 and 1998--913,230)     (6,962)     (6,962)
    Accumulated other comprehensive income (loss)               (580)        390
                                                            --------    --------
                      Net stockholders' equity                 4,886      23,101
                                                            --------    --------


    Total liabilities & stockholders' equity                $ 73,035    $ 97,442
                                                            ========    ========


See notes to consolidated financial statements.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                         Year Ended December 31,
                                                                    1999          1998          1997
                                                                    ----          ----          ----
                                                                         (thousands of dollars)
REVENUE:
     Gross premiums written                                       $ 21,759      $ 43,285      $ 40,897
     Less reinsurance ceded                                          6,789        27,300        17,118
                                                                  --------      --------      --------
         Net premiums written                                       14,970        15,985        23,779
     Decrease (increase) in unearned premium reserves                5,329            15        (5,062)
                                                                  --------      --------      --------
         Net premiums earned                                        20,299        16,000        18,717
     Net investment income:
         Interest and dividends                                      1,772         2,150         1,939
         Realized gains (loss)                                         101           (44)        1,051
     Equity in loss of affiliated company                               --          (189)           --
     Service fees on extended service
         contracts                                                      --            --         3,051
     Other income                                                      266           566        10,528
                                                                  --------      --------      --------
                                                                    22,438        18,483        35,286
                                                                  --------      --------      --------
BENEFITS AND EXPENSES:
     Loss and loss adjustment expenses                              23,922        19,227        15,373
     Commissions and selling expenses                                4,197         7,355         9,100
     Reinsurance expense recovery                                   (2,147)       (4,868)       (3,083)
     General and administrative                                      7,377         5,615         4,776
     Taxes, licenses and fees                                          808         1,567         1,312
     Legal settlement agreement                                      3,003            --            --
     Interest                                                           --            --         1,425
     Decrease (increase) in deferred policy
         acquisition costs                                           2,523           308        (1,733)
                                                                  --------      --------      --------
                                                                    39,683        29,204        27,170
                                                                  --------      --------      --------
INCOME (LOSS) BEFORE FEDERAL INCOME
     TAXES AND DISCONTINUED OPERATIONS                             (17,245)      (10,721)        8,116

     Federal income taxes:
         Current (benefit)                                              --          (270)          (52)
         Deferred expense                                               --            --         1,153
                                                                  --------      --------      --------
                                                                        --          (270)        1,101
                                                                  --------      --------      --------

INCOME (LOSS) FROM OPERATIONS                                      (17,245)      (10,451)        7,015

Discontinued operations:
       Income from operations of discontinued business
           segment (net of income tax of $93,000)                       --            --         1,744

      Loss on disposal of business segment, including
           provision for operating loss of  $495,000 during
           phase-out period (net of income tax of $2,020,000)           --            --        (7,644)
                                                                  --------      --------      --------


NET INCOME (LOSS)                                                 $(17,245)     $(10,451)     $  1,115
                                                                  ========      ========      ========



                                                                     (Continued)

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                                                Year Ended December 31,
                                                       1999              1998              1997
                                                       ----              ----              ----
Earnings per common share--basic:
     Income (loss) from operations                $       (2.02)    $       (1.22)    $        0.82
     Income from discontinued operations                     --                --              0.20
     Loss on disposal of business segment                    --                --             (0.89)
                                                  =============     =============     =============
     Net income (loss)                            $       (2.02)    $       (1.22)    $        0.13
                                                  =============     =============     =============
Earnings per common share--assuming dilution:
     Income (loss) from continuing operations     $       (2.02)    $       (1.22)    $        0.82
     Income from discontinued operations                     --                --              0.20
     Loss on disposal of business segment                    --                --             (0.89)
                                                  =============     =============     =============
     Net income (loss)                            $       (2.02)    $       (1.22)    $        0.13
                                                  =============     =============     =============
Weighted average number of common
     shares outstanding                               8,554,966         8,573,574         8,610,757
                                                  =============     =============     =============



See notes to consolidated financial statements.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY


                  Years Ended December 31, 1999, 1998 and 1997
                             (Thousands of dollars)


                                                                                Retained
                                                                                earnings        Common stock
                                                              Additional      (accumulated        held in
                                            Common stock    paid-in capital     deficit)          treasury          ESOP loan
                                            ------------    ---------------     --------          --------          ---------
Balances at December 31, 1996                 $    940         $ 32,507         $  5,403          $ (6,599)         $    (32)
     Comprehensive income:
         Net income                                 --               --            1,115                --                --
         Other comprehensive income -
             change in net unrealized
             gains (losses) on
              investment securities                 --               --               --                --                --
                                              --------         --------         --------          --------          --------
     Comprehensive income                           --               --            1,115                --                --
     Payments on ESOP loan                          --               --               --                --                32
     Issuance of 44,021 shares of
         Common Stock under
         Common Stock Option Plan
              (Note J)                               4              103               --                --                --
                                              --------         --------         --------          --------          --------
Balances at December 31, 1997                      944           32,610            6,518            (6,599)               --
     Comprehensive income (loss):
         Net loss                                   --               --          (10,451)               --                --
         Other comprehensive income -
             change in net unrealized
             gains (losses) on
             investment securities                  --               --               --                --                --
                                              --------         --------         --------          --------          --------
     Comprehensive income (loss)                                                 (10,451)
     Purchase of 115,810 shares as
         treasury stock                             --               --               --              (363)               --
     Issuance of 23,013 shares of
         Common Stock under
         Common Stock Option Plan                    3               49               --                --                --
                                              --------         --------         --------          --------          --------
Balances at December 31, 1998                 $    947         $ 32,659         $ (3,933)         $ (6,962)         $     --


                                              Accumulated other
                                                comprehensive
                                                income (loss)          Net
                                                -------------          ---
Balances at December 31, 1996                     $   (578)         $ 31,641
     Comprehensive income:
         Net income                                     --             1,115
         Other comprehensive income -
             change in net unrealized
             gains (losses) on
              investment securities                    694               694
                                                  --------          --------
     Comprehensive income                              694             1,809
     Payments on ESOP loan                              --                32
     Issuance of 44,021 shares of
         Common Stock under
         Common Stock Option Plan
              (Note J)                                  --               107
                                                  --------          --------
Balances at December 31, 1997                          116            33,589
     Comprehensive income (loss):                                         --
         Net loss                                       --           (10,451)
         Other comprehensive income -
             change in net unrealized
             gains (losses) on
             investment securities                     274               274
                                                  --------          --------
     Comprehensive income (loss)                       274           (10,177)
     Purchase of 115,810 shares as
         treasury stock                                 --              (363)
     Issuance of 23,013 shares of
         Common Stock under
         Common Stock Option Plan                       --                52
                                                  --------          --------
Balances at December 31, 1998                     $    390          $ 23,101


                                                                     (Continued)

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY - (CONTINUED)
                  Years Ended December 31, 1999, 1998 and 1997
                             (Thousands of dollars)


                                                                                Retained
                                                                                earnings        Common stock
                                                              Additional      (accumulated        held in
                                            Common stock    paid-in capital     deficit)          treasury          ESOP loan
                                            ------------    ---------------     --------          --------          ---------
Balances at December 31, 1998                 $    947         $ 32,659         $ (3,933)         $ (6,962)         $     --
     Comprehensive loss:
         Net loss                                   --               --          (17,245)               --                --
         Other comprehensive
           income--change in net
           unrealized gains (losses)
           on investment securities                 --               --               --                --                --
                                              --------         --------         --------          --------          --------
         Comprehensive loss                         --               --          (17,245)               --                --
                                              --------         --------         --------          --------          --------
Balances at December 31, 1999                 $    947         $ 32,659         $(21,178)         $ (6,962)         $     --
                                              ========         ========         ========          ========          ========


                                            Accumulated other
                                              comprehensive
                                              income (loss)          Net
                                              -------------          ---
Balances at December 31, 1998                   $    390          $ 23,101
     Comprehensive loss:
         Net loss                                     --           (17,245)
         Other comprehensive
           income--change in net
           unrealized gains (losses)
           on investment securities                 (970)             (970)
                                                --------          --------
         Comprehensive loss                         (970)          (18,215)
                                                --------          --------
Balances at December 31, 1999                   $   (580)         $  4,886
                                                ========          ========



See notes to consolidated financial statements.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Year Ended December 31,
                                                                                 1999              1998              1997
                                                                                 ----              ----              ----
                                                                                           (Thousands of dollars)
OPERATING ACTIVITIES:
     Income (loss) from continuing operations                                  $(17,245)         $(10,451)         $  7,015
     Adjustments to reconcile income (loss) from continuing operations to net cash (used in) provided by operating activities:
             Equity method investment, net                                           --               189                --
             Change in premiums receivable                                        6,338             3,658            (5,174)
             Change in accrued investment income                                     48               (30)               11
             Change in prepaid reinsurance premiums                               3,995             3,654            (3,995)
             Change in amounts withheld for others                               (1,996)               42             1,713
             Change in unearned premium reserves                                 (9,324)          (17,537)            9,057
             Change in insurance claim reserves                                   9,886            27,507            11,012
             Change in amounts due to and from reinsurers                       (11,549)          (21,118)           (8,087)
             Change in other assets, other liabilities
                and accrued income taxes                                           (554)           (6,729)              935
             Accrual of discount on fixed maturity securities                        (6)              (40)              (51)
             Amortization of premium on fixed maturity securities                    75                79                52
             Amortization of deferred policy acquisition  costs                   3,844             7,925             4,457
             Policy acquisition costs deferred                                   (1,321)           (7,616)           (6,151)
             Reinsurance commissions earned                                      (4,355)           (4,870)           (3,122)
             Reinsurance commissions received                                     2,961             4,743             4,102
             Provision for depreciation and amortization                            265               267               110
             Net realized gains on investments                                      101               (44)           (1,051)
                                                                               --------          --------          --------
     Net cash (used in) provided by continuing operations                       (18,887)          (20,371)           10,833
     Net cash (used in) provided by discontinued operations                          --            39,431            (7,605)
                                                                               --------          --------          --------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                             (18,887)           19,060             3,228

INVESTING ACTIVITIES:
     Sale of investments available for sale                                      12,601            15,824            17,677
     Purchase of investments available for sale                                  (4,093)          (13,318)          (19,552)
     Equity method investment, net                                                4,747            (4,936)               --
     Other, net                                                                    (719)             (321)             (318)
                                                                               --------          --------          --------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                              12,536            (2,751)           (2,193)
                                                                               --------          --------          --------

FINANCING ACTIVITIES:
     Change in Drafts Outstanding                                                 3,714                --                --
     Payment of ESOP loan                                                            --                --                32
     Repayment of notes payable                                                      --           (15,000)               --
     Issuance of Common Stock under Stock Option Plan                                --                52               107
     Issuance of Common Stock under Rights Offering                                  --                --                --
     Repurchase of Treasury Shares                                                   --              (363)               --
                                                                               --------          --------          --------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                               3,714           (15,311)              139
                                                                               --------          --------          --------
NET INCREASE (DECREASE) IN CASH                                                  (2,587)              998             1,174
Cash at beginning of year                                                         2,587             1,589               415
                                                                               --------          --------          --------
CASH AT END OF YEAR                                                            $     --          $  2,587          $  1,589
                                                                               ========          ========          ========

     Transfer of note payable to ALIC--Note E                                        --                --          $ 15,000
                                                                               ========          ========          ========

See notes to consolidated financial statements.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997


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

DESCRIPTION OF BUSINESS: ACCEL is an insurance holding company incorporated in Delaware. The Company is engaged in the underwriting and sale of property and casualty insurance products, primarily concentrating, up to mid-1999, on the commercial auto line of business. Before the Company announced its full exit from its current lines of business, it offered various policies covering long-haul trucking, charter bus, limousine and paratransit vehicle fleets, as well as other specialized products tailored to other groups such as crane operators and gun dealers. The Company offered these products through general agents. The Company is subject to competition from other insurers throughout the states in which it writes business. The Company is also subject to regulation by the insurance departments of states in which it is licensed, and undergoes periodic examinations by those departments (see note N).

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

The following is a description of the most significant risks facing property and casualty insurers and how the Company mitigates those risks:

     LEGAL/REGULATORY RISK is the risk that changes in the legal or regulatory environment in which an insurer operates may result in additional expenses not anticipated by the insurer in pricing its products. That is, regulatory initiatives, new legal theories or insurance company insolvencies through guaranty fund assessments may create costs for the insurer beyond those currently recorded in the consolidated financial statements. The Company mitigated this risk by operating throughout the United States, thus reducing its exposure to any single jurisdiction and also by employing underwriting and loss adjusting practices which identify and minimize the adverse impact of this risk.

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

LEASEHOLD IMPROVEMENTS: Net leasehold improvements on previously occupied office space were written off through general and administrative expense in 1999, as the company is no longer utilizing this office space.

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

RECLASSIFICATIONS: The Company has reclassified reinsurance premiums ceded of approximately $2,824,000 in the accompanying consolidated financial statements as of and for the year ended December 31, 1998. The effect of this reclassification was to increase ceded reinsurance premiums and ceded loss and loss adjustment expenses. Additionally, this increased amounts due from reinsurers and amounts due from reinsurers on the accompanying consolidated balance sheet. Certain other amounts in the 1998 and 1997 consolidated financial statements have been reclassified to conform with the 1999 presentation. All of these reclassifications had no impact on the net income (loss) and stockholder's equity as previously reported.

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

The "Receivable from sale of discontinued and disposed of operations" of approximately $703,000 as of December 31, 1998 in the Consolidated Balance Sheets, represented the remaining unpaid portion of the adjusted sales price determined by the Company under the sales agreements. This receivable was utilized in connection with the settlement of a lawsuit in 1999. (see note M)

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE B - SALE OF AUTO AFTERMARKET GROUP (CONTINUED)


The after-tax net gain on sale of the Auto Aftermarket Group in 1997 was $3.2 million, which was comprised of a gain of $10.3 million in continuing operations (included in "Other income" in the 1997 Consolidated Statement of Operations) and a loss of $7.1 million in discontinued operations (excluding the provision for operating loss of $495,000 during the phase-out period). The income tax expense of $2.0 million included in the loss on disposal of business segment in the 1997 Consolidated Statement of Operations includes $1.5 million of current tax expense for the distribution of the policyholders' surplus account as a result of the sale of ALIC (see Note H), current tax expense of $2.8 million for the gain on the sale of the subsidiaries included in discontinued operations, and $2.5 million deferred tax benefit and $.2 million current tax expense, respectively, related to the operations during the phase-out period of the subsidiaries included in discontinued operations.

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

Summarized information for the discontinued operations is as follows:

                                                                     Year Ended
                                                                  December 31, 1997
                                                                  -----------------
                                                                (Thousands of dollars)
Revenue                                                                $ 31,815
Income before provision for
     income taxes                                                        (3,787)
Income from discontinued operations, including loss
     on disposal, net of income taxes                                    (5,900)


                                                                    Prior to Sale on
                                                                      December 31,
                                                                          1997
                                                                          ----
                                                                 (Thousands of dollars)
Total assets, consisting primarily of investments,
     receivables, prepaid reinsurance premiums and
     deposits, and deferred policy acquisition costs                    $124,011
Total liabilities, consisting primarily of policy
     reserves and claims                                                  91,855
                                                                        --------
Net assets of discontinued operations                                   $ 32,156
                                                                        ========

The vehicle extended service contract business sold to Lyndon Property and ANSC were components of the Company's property/casualty business segment, and therefore are included in continuing operations for all periods presented.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

Total assets consisting primarily of investments, cash, premiums receivable and amounts due from affiliates for the vehicle extended service contract business were $17.6 million as of December 31, 1997. Total liabilities consisting primarily of unearned premium reserves, loss reserves and commissions payable for the vehicle extended service contract business were $17.6 million as of December 31, 1997. Other summarized financial information for the vehicle extended service contract business is as follows:

                                                        Year Ended
                                                     December 31, 1997
                                                     -----------------
                                                        (Thousands
                                                        of dollars)
Revenue, primarily premiums and fee income on
  vehicle extended service contracts                      $9,223
Net income                                                   360

NOTE C--INVESTMENTS

At December 31, 1999 and 1998, investments in cash and securities with a carrying value of $5,886,000 and $5,458,000 respectively, were on deposit with state insurance departments to satisfy regulatory requirements.

                                                                                          Year Ended December 31,
                                                                              1999                1998                1997
                                                                             -------             -------             -------
                                                                                          (Thousands of dollars)
The change in net unrealized gains (losses) on fixed maturity and equity securities, is summarized as follows:

        Securities available for sale:
          Fixed maturities                                                   $  (970)            $   274             $   250
          Equity securities                                                     --                  --                   444
                                                                             -------             -------             -------
                                                                             $  (970)            $   274             $   694
                                                                             =======             =======             =======

Realized gains (losses) on investments are summarized as follows:

        Securities available for sale:
          Fixed maturities:
            Gross realized gains                                             $     5             $    20             $   102
            Gross realized losses                                               (129)               --                   (14)
          Equity securities:
            Gross realized gains                                                --                    77               1,206
            Gross realized losses                                               --                  (131)               (243)
        Short-term investments:
            Gross realized losses                                                (27)                (10)               --
        Other Invested Assets
            Gross realized gains                                                 252                --                  --
                                                                             -------             -------             -------
                                                                             $   101             $   (44)            $ 1,051
                                                                             =======             =======             =======


The major sources of investment income are summarized as follows:

        Fixed maturities                                                     $ 1,785             $ 1,847             $ 1,465
        Equity securities                                                       --                  --                   312
        Short-term investments                                                    72                 505                 297
        Other                                                                   --                  --                  --
                                                                             -------             -------             -------
                                                                               1,857               2,352               2,074
        Investment expenses                                                      (85)               (202)               (135)
                                                                             -------             -------             -------
           Net investment income                                             $ 1,772             $ 2,150             $ 1,939
                                                                             =======             =======             =======

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE C--INVESTMENTS--(CONTINUED)

The amortized cost and estimated fair value of fixed maturity securities by category, all of which were available for sale, are as follows:

                                                                         Gross              Gross
                                                     Amortized         unrealized         unrealized             Fair
                                                        cost              gains             losses               value
                                                      -------            -------            -------             -------
                                                                              (Thousands of dollars)
December 31, 1999
U. S. Treasury and U. S. government
   agency securities                                  $ 8,521            $     8            $   (84)            $ 8,445
State and political subdivision securities                 40                  1               --                    41
Mortgage-backed securities                              2,753               --                 (109)              2,644
Collateralized mortgage obligations                       887               --                  (49)                838
Asset-backed securities                                 6,463                  3               (220)              6,246
U. S. corporate securities                              2,928               --                 (130)              2,798
                                                      -------            -------            -------             -------
      Total                                           $21,592            $    12            $  (592)            $21,012
                                                      =======            =======            =======             =======

December 31, 1998
U. S. Treasury and U. S. government
   agency securities                                  $ 6,688            $   195            $  --               $ 6,883
State and political subdivision securities                110                  5               --                   115
Mortgage-backed securities                              4,499                 68                 (2)              4,565
Collateralized mortgage obligations                     2,031                 15               --                 2,046
Asset-backed securities                                12,655                 94                (18)             12,731
U. S. corporate securities                              3,970                 41                 (8)              4,003
                                                      -------            -------            -------             -------
      Total                                           $29,953            $   418            $   (28)            $30,343
                                                      =======            =======            =======             =======

The amortized cost and estimated fair value of fixed maturity securities, all of which were available for sale, at December 31, 1999, by contractual maturity, are summarized as follows:

                                                 Amortized            Fair
Maturity                                           cost               value
                                                  -------            -------
                                                    (Thousands of dollars)
Due in one year or less                           $   792            $   790
Due after one year through five years               8,452              8,355
Due after five years through ten years              2,245              2,139
Due after ten years                                  --                 --
Mortgage-backed securities                          2,753              2,644
Collateralized mortgage obligations                   887                838
Asset-backed securities                             6,463              6,246
                                                  -------            -------
        Total                                     $21,592            $21,012
                                                  =======            =======

The expected maturities in the foregoing table will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty. Mortgage-backed securities owned have an expected weighted average maturity of over 10 years.

Proceeds from the sale of securities available-for-sale during 1999, 1998 and 1997 were $25,207,000, $70,234,000 and $80,615,000, respectively. Gross gains of
$5,000 ($97,000 in 1998 and $1,308,000 in 1997) and gross losses of $129,000 in
1999 ($131,000 in 1998 and $257,000 in 1997) were realized on those sales.

On August 10, 1999, the Company sold its 25% interest in USA Insurance Group, Inc., the parent company of Transportation Insurance Specialists, the Company's former general agent, producing a capital gain of $252,000. The Company also received interest income associated with the sale of approximately $300,000. The Company originally purchased the USAIG investment on April 1, 1998 for $5 million. This investment was accounted for using the equity method. At December 31, 1998, the investment in USAIG exceeded the Company's share of the underlying net assets by $4.1 million and was being amortized on the straight-line method over 10 years. At December 31, 1998, the investment in USAIG was included in other invested assets. The Company recorded a net expense of $65,000 and $189,000 in 1999 and 1998 respectively for its investment in USAIG that is comprised of its share of USAIG's earnings of $(166,000) and $142,000 in 1999 and 1998 respectively, offset by amortization of $221,000 and $331,000 in 1999 and 1998 respectively.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE D--STOCKHOLDERS' EQUITY AND TRANSFER LIMITATIONS

Generally, the net assets of ANIC available for transfer to ACCEL are limited to the amounts that ANIC's net assets, as determined in accordance with statutory accounting practices, exceed minimum statutory capital and surplus requirements; however, payments of such amounts as dividends are currently subject to regulation by Ohio law. The regulation limits the annual dividend or distribution of an insurer to the greater of (1) net income of the previous year or (2) 10% of unassigned surplus as of the end of the previous year. In addition, all dividends must come from earned surplus to qualify as a non-extraordinary dividend. Amounts greater than this would be considered extraordinary dividends and could not be paid without permission of the Department of Insurance of the State of Ohio ("Ohio Department"). Based on this regulation, ANIC would require Ohio Department approval to pay any dividend to ACCEL during 2000. See Note N regarding the Company's Risk Based Capital position at the Authorized Control level.

The statutory basis capital and surplus and net income (loss) of ANIC, as reported to insurance regulatory authorities, are summarized as follows:

                                                                            ANIC
                                                                            ----
                                                                     (Thousands of dollars)
        Statutory capital and surplus at December 31:
                            1999                                            $ 4,105
                            1998                                             16,010

        Statutory net income (loss) for year ended December 31:
                            1999                                          $ (11,001)
                            1998                                             (9,173)
                            1997                                              8,826

NOTE E - NOTES PAYABLE

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

During 1997, ACCEL paid interest on notes of $1,069,000.

NOTE F--BUSINESS CONCENTRATION

Commercial Auto was the primary product line for the Company since its introduction as a new product in 1996. The program was marketed by a general agent located in Florida, Transportation Insurance Specialists ("TIS"), and its affiliate, Countrywide Insurance Agency, Inc. ("Countrywide"). Gross written premium was $17.6 million, $35.7 million and $30.3 million, respectively for 1999, 1998 and 1997. Gross earned premium was $26.8 million, $37.2 million and $23.6 million, respectively, for 1999, 1998 and 1997, while premium receivable, net of commission, due from the general agents was $1.0 million and $7.7 million, respectively, as of December 31, 1999 and 1998.

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

In 1996, the Company entered into reinsurance contracts associated with its property and casualty lines. Under these agreements, the Company transfers a percentage of risk to the related reinsurer. The Company also has agreements that transfer risks after a predetermined loss has been reached. Premiums ceded amounted to $6.5 million, $27.3 million and $17.1 million for 1999, 1998 and 1997, respectively. Unearned premium reserves associated with these agreements at December 31, 1999 and 1998 are $11.0 million and $19.8 million, respectively; and the liability for reinsurance claims is $40.0 million and $33.4 million at December 31, 1999 and 1998, respectively.

Premiums written and earned in 1999, 1998 and 1997 are summarized as follows:

                                 1999                                 1998                                   1997
                               --------                             --------                               --------
                      Written             Earned            Written             Earned            Written             Earned
                      --------           --------           --------           --------           --------           --------
                                                               (Thousands of dollars)
Direct                $ 17,140           $ 29,984           $ 37,872           $ 42,297           $ 38,848           $ 30,885
Assumed                  4,619              6,120              5,413              4,660              2,049                957
Ceded                   (6,789)           (15,805)           (27,300)           (30,957)           (17,118)           (13,125)
                      --------           --------           --------           --------           --------           --------
Net premiums          $ 14,970           $ 20,299           $ 15,985           $ 16,000           $ 23,779           $ 18,717
                      ========           ========           ========           ========           ========           ========

Loss and loss adjustment expenses incurred in 1999, 1998 and 1997 are summarized as follows:


                                        1999               1998               1997
                                      --------           --------           --------
                                                  (Thousands of dollars)
Direct                                $ 47,091           $ 48,296           $ 27,593
Assumed                                  5,620              5,007              1,150
Ceded                                  (23,922)           (34,076)           (13,370)
                                      --------           --------           --------
Net loss and loss adjustment
  expenses                            $ 23,922           $ 19,227           $ 15,373
                                      ========           ========           ========

NOTE H--FEDERAL INCOME TAXES

The Company files a consolidated federal income tax return with its subsidiaries.

In 1998 and 1997 the Company paid $3,856,000 and $825,000, respectively, in federal income taxes. During 1999, the Company did not pay any federal income taxes.

Total income tax expense (benefit) differed from the amount computed by applying the statutory federal income tax rate to income (loss) before taxes as follows:

                                                                 Year Ended December 31,
                                                         1999              1998              1997
                                                        -------           -------           -------
                                                                   (Thousands of dollars)
        Income tax (benefit) at statutory rate          $(5,863)          $(3,645)          $ 2,769
        Amortization of goodwill                             75               104                36
        Dividends-received deduction                       --                --                 (50)
        Tax-exempt interest                                --                --                 (10)
        Net operating loss                                 --                --              (1,656)
        Net operating loss for future use                  --                --              (2,353)
        Valuation allowance                               5,788             3,553             2,329
        Refund of prior year taxes                         --                (270)             --
        Other, net                                         --                 (12)               36
                                                        -------           -------           -------
        Federal income tax expense (benefit)            $  --             $  (270)          $ 1,101
                                                        -------           =======           =======

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE H--FEDERAL INCOME TAXES--(CONTINUED)

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and liabilities at December 31, 1999 and 1998 are summarized as follows:

                                                               December 31,
                                                         1999               1998
                                                       --------           --------
                                                          (Thousands of dollars)
        Deferred Tax Liabilities:
            Deferred policy acquisition costs          $     95           $    953
            Other                                          --                  293
                                                       --------           --------
                                                             95              1,246
                                                       --------           --------
        Deferred Tax Assets:
            Unearned premium reserves                        82                444
            Deferred reinsurance commissions                 39                513
            Net operating loss carryforward              11,939              6,660
            Insurance reserves                            1,202                275
            Other                                           263                 36
                                                       --------           --------
        Total deferred tax assets                        13,525              7,928
            Valuation allowance                         (13,430)            (6,682)
                                                       --------           --------
                                                             95              1,246
                                                       --------           --------
        Net deferred tax assets                        $      0           $      0
                                                       ========           ========



The Company has $35.1 million of net operating losses that are available to reduce future income taxes and will expire as follows: $6.9 million in 2009, $11.6 million in 2018, and $16.6 million in 2019.

The Company has determined the valuation allowance related to the deferred tax assets based on its analysis of future deductible amounts. This analysis included a schedule of the deductibility of non-life items pursuant to Section 801 of the Internal Revenue Code and a determination of the realization of losses generated by available for sale securities. The Company recorded a valuation allowance of $13,430,000 and $6,682,000 as of December 31, 1999 and 1998, respectively.

A portion of the change in the valuation allowance in both 1999 and 1998 is due to an increase in the deferred tax liability for unrealized gains on investments. This decrease in the valuation allowance is reflected as an increase to accumulated other comprehensive income in the accompanying consolidated statement of stockholders' equity.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE I--LIABILITY FOR INSURANCE CLAIMS

The following table provides a reconciliation of beginning and ending liability balances for the Company's insurance claims for 1999, 1998 and 1997.

                                                                 1999               1998               1997
                                                               --------           --------           --------
                                                                          (Thousands of dollars)
     Liability for insurance claims
       at beginning of year                                    $ 49,535           $ 22,028           $ 11,016

       Less reinsurance recoverables                            (36,209)           (14,250)            (5,820)
                                                               --------           --------           --------

     Net balances at beginning of year                           13,326              7,778              5,196

     Loss and loss adjustment expenses incurred:

       Loss and loss adjustment expenses incurred for
         events of the current year                              21,252             14,506             15,705

       Loss and loss adjustment expenses incurred for
         events of prior years                                    2,670              4,721               (332)
                                                               --------           --------           --------

     Total loss and loss adjustment expenses incurred            23,922             19,227             15,373
                                                               --------           --------           --------


     Payments:

       Loss and loss adjustment expenses for insured
         events of the current year                               8,918              7,616              9,558

       Loss and loss adjustment expenses for insured
         events in prior years                                    8,902              6,063              3,233
                                                               --------           --------           --------

     Total payments                                              17,820             13,679             12,791
                                                               --------           --------           --------

     Net balances at end of year                                 19,428             13,326              7,778

     Plus reinsurance recoverables                               39,993             36,209             14,250
                                                               --------           --------           --------

     Liability for insurance claims
       at end of year                                          $ 59,421           $ 49,535           $ 22,028
                                                               ========           ========           ========

The table above reflects increases in the liability for insurance claims resulting from the Company's continued expansion into the Commercial Auto business (until all programs were discontinued in mid-1999). Maturity of claims for this line of business has resulted in recording, in 1999 and 1998, $2,670,000 and $3,667,000, respectively, in additional loss and loss adjustment expenses incurred for prior policy years.

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

The following table summarizes activity under the respective plans.

                                            1999                           1998                           1997
                                 -------------------------      --------------------------      -------------------------
                                  Number         Weighted         Number         Weighted        Number         Weighted
                                 of Shares      Avg. Price      of Shares       Avg. Price      Of Shares      Avg. Price
                                 ---------      ----------      ---------       ----------      ---------      ----------
1996 Plan
Outstanding at
   Beginning of year               858,623         $2.720         558,054         $2.595         430,371         $2.514
Outstanding at
   End of year                     480,868         $2.635         858,623         $2.720         558,054         $2.595
Exercisable                        255,262         $2.635         368,359         $2.589         205,821         $2.509
Granted                             80,000         $0.688         338,500         $2.933         207,000         $2.750
Exercised                             --             --             4,513         $2.569          28,021         $2.554
Forfeited                          457,755         $2.740          33,418         $2.798          51,296         $2.563
Expired                               --             --              --             --              --             --

1987 Restated Plan-Employees
Outstanding at
    beginning of year               67,500         $2.238         122,285         $3.347         191,881         $4.503
Outstanding at
    end of year                     54,250         $2.238          67,500         $2.238         122,285         $3.347
Exercisable                         54,250         $2.238          67,500         $2.238         122,285         $3.328
Granted                               --             --              --             --              --             --
Exercised                             --             --            19,500         $2.125          12,000         $2.125
Forfeited                           13,250         $2.391          35,285         $6.035            --           $ --
Expired                               --             --              --             --            57,596         $7.451

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE J--COMMON STOCKS AND COMMON STOCK OPTIONS--(CONTINUED)

                                      1999                                1998                                1997
                         -------------------------------     -------------------------------     -------------------------------
                            Number           Weighted           Number           Weighted           Number           Weighted
                          of Shares         Avg. Price        of Shares         Avg. Price        of Shares         Avg. Price
                          ---------         ----------        ---------         ----------        ---------         ----------
1987 Restated Plan-Non
    Employee Directors
Outstanding at
    beginning of year          35,000          $  6.025            36,000          $  6.025            49,000          $  5.860
Outstanding at
    end of year                30,000          $  5.916            35,000          $  6.025            36,000          $  6.025
Exercisable                    30,000          $  5.916            35,000          $  6.025            36,000          $  6.025
Granted                             -                 -                 -                 -                 -                 -
Exercised                           -                 -                 -                 -             4,000          $  2.375
Forfeited                       5,000          $  6.675             1,000          $  6.025             9,000          $  6.347
Expired                             -                 -                 -                 -                 -                 -

1982 Plan
Outstanding at
    beginning of year               -                 -            15,049          $  6.263            18,524          $  6.486
Outstanding at
    end of year                     -                 -                 -                 -            15,049          $  6.263
Exercisable                         -                 -                 -                 -            15,049          $  6.263
Granted                             -                 -                 -                 -                 -                 -
Exercised                           -                 -                 -                 -                 -                 -
Forfeited                           -                 -                 -                 -                 -                 -
Expired                             -                 -            15,049          $  6.263             3,475          $  7.451

The following table summarizes information about stock options outstanding at December 31, 1999:

        Range of           # Outstanding          Weighted Avg.        Weighted Avg.           # Exercisable          Weighted Avg.
    Exercise Prices         at 12/31/99          Remaining Life       Exercise Prices           at 12/31/99          Exercise Prices
    ---------------         -----------          --------------       ---------------           -----------         ----------------
        $2 - $4               545,118                    7.0                $2.341                319,512                 $2.193
        $4 - $6                10,000                    3.5                $5.188                 10,000                 $5.188
        $6 - $8                     -                      -                     -                      -                      -
        $8 - $10               10,000                    1.5                $9.750                 10,000                 $9.750
                               ------                    ---                ------                 ------                 ------
         Total                565,118                    6.8                $2.771                339,512                  2.861
                              =======                    ===                ======                =======                  =====

The per share weighted-average fair value of stock options granted during 1999, 1998 and 1997 was $0.94, $1.56 and $1.42, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1999 - expected dividend yield 0%, risk-free interest rate of 6.00% and expected lives of 10 years (based on the terms of the grant); 1998 - expected dividend yield 0%, risk-free interest rate of 6.00%, and expected lives of 5 to 10 years (based on the terms of the grant); 1997 - expected dividend yield 0%, risk-free interest rate of 6.00%, and expected lives of 5 to 10 years (based on the terms of the grant). The Company used a volatility factor of 25% in determining the fair value of options for pro forma purposes.

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

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE J--COMMON STOCKS AND COMMON STOCK OPTIONS--(CONTINUED)

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income
(loss) would have been reduced to the pro forma amounts indicated below:

                                                                               1999               1998               1997
                                                                            ----------         ----------         ----------
         Net income (loss) as reported (in millions)                        $  (17,245)        $  (10,451)        $    1,115
         Pro forma net income (loss) (in millions)                             (17,245)           (10,603)             1,044

         Net income (loss) per share as reported - basic                    $    (2.02)        $    (1.22)        $      .13
         Net income (loss) per share as reported - assuming dilution             (2.02)             (1.22)               .13
         Pro forma net income (loss) per share - basic                           (2.02)             (1.24)               .12
         Pro forma net income (loss) per share - assuming dilution               (2.02)             (1.24)               .12

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

The Company operated primarily in the property & casualty insurance industry within the United States with a second segment for Corporate which includes the Company's equity method of accounting for the former investment in USAIG (see Note C) and other corporate investments. The Company's management has determined the operating segments based upon how the business is managed and operated. There are no intersegment sales. The allocations of certain general expenses and investment income within segments are based on a number of assumptions, and the reported operating results would change if different methods were applied. Depreciation and capital expenditures are not considered material.

Segment information is summarized as follows:

                                                                            Year Ended December 31,
                                                                    1999              1998              1997
                                                                  ---------         ---------         ---------
                                                                         (Thousands of dollars)
Revenue:
        Property/Casualty                                         $  21,901         $  21,058         $  35,055
        Corporate                                                       537               249               231
                                                                  ---------         ---------         ---------
           Total                                                  $  22,438         $  21,307         $  35,286
                                                                  =========         =========         =========
Equity in net income (loss) of equity method investees:
        Property/Casualty                                              --                --                --
        Corporate                                                 $    --           $    (189)             --
                                                                  ---------         ---------         ---------
           Total                                                  $    --           $    (189)             --
                                                                  =========         =========         =========
Income (loss) before federal income taxes and discontinued
  operations:
        Property/Casualty                                         $ (12,725)        $  (9,682)        $   9,901
        Corporate                                                    (4,520)           (1,039)           (1,785)
                                                                  ---------         ---------         ---------
           Total                                                  $ (17,245)        $ (10,721)        $   8,116
                                                                  =========         =========         =========
Identifiable assets:
        Property/Casualty                                         $  72,629         $  90,758         $  89,303
        Corporate                                                       406             6,684            14,791
                                                                  ---------         ---------         ---------
           Total                                                  $  73,035         $  97,442         $ 104,094
                                                                  =========         =========         =========
Investment in equity method investees:
        Property/Casualty                                         $    --           $    --           $    --
        Corporate                                                      --               4,747
                                                                  ---------         ---------
           Total                                                  $    --           $   4,747         $    --
                                                                  =========         =========         =========

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE L--RETIREMENT SAVINGS AND STOCK OWNERSHIP PLAN

The Acceleration Retirement Savings Plan became effective in 1985. During 1989, ACCEL's Board of Directors approved changes to this plan to include an ESOP and concurrently changed the plan name to the "Acceleration Retirement Savings and Stock Ownership Plan" ("Plan"). For the first six months of 1997, the Board authorized contributions to the Plan at a level that would fund a 100% match of the first 6% of each participating employee's tax deferred contributions.

Effective July 1, 1997, the Company reorganized the Plan into two separate Plans. One plan, the ACCEL International Corporation 401K Plan ("401K Plan"), authorized contributions at a level that would fund a 75% match of the first 6% of each participating employee's tax deferred contributions. The second plan, the ACCEL International Corporation Stock Ownership Plan ("ESOP Plan"), authorized a 2% discretionary funding to the plan for each eligible employee. The Company incurred contribution expense for 1999, 1998, and 1997 of $70,070, $111,000 and $209,000, respectively.

The 401K Plan allowed all employees who meet certain eligibility requirements and choose to participate to defer a percentage of their salary and contribute to the 401K Plan on a tax deferred basis. Company contributions to the ESOP Plan were used to purchase shares of ACCEL's common stock. As a result of the reorganization of the 401K and ESOP Plans, the Company funded $68,000 as a partial termination in 1997.

As of December 31, 1999 the 401K and ESOP Plans were still operative, but no further contributions are being made to either of the plans as of year-end. The plans are in the process of termination pending receipt of determination letters from the IRS.

NOTE M--COMMITMENTS AND CONTINGENCIES

Due to the nature of its operations, the Company is at all times subject to pending and threatened legal actions that arise in the normal course of its activities. In management's evaluation of certain pending matters, based on the advice or information and analysis of outside counsel, the accompanying consolidated financial statements would not be materially affected by the outcome of any legal proceedings or contingent liabilities.

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

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE M--COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

As reflected above, the suit requested indemnification or reimbursement for the claims paid or to be paid by the Guaranty Fund to Galaxy insureds on policies which may have been covered by the Certificates. ANIC has maintained that the Guaranty Fund does not have the right to seek indemnification unless the terms and conditions of validly issued Certificates have been strictly complied with. Accordingly, ANIC filed for dismissal of the suit which motion was granted by the Court on October 6, 1998. Thereafter, the Superintendent moved to reargue and renew his opposition to ANIC's motion to dismiss. By an Order dated February 23, 1999, the Court denied the Superintendent's motion. The Superintendent has filed a Notice of Appeal of the Court's Decision and Order dismissing the complaint, and has filed a brief in support of the appeal. ANIC will continue to defend vigorously against the Superintendent's lawsuit.

On October 1, 1999 settlement was reached regarding a November 1997 suit that was filed against ALIC by three long-term care policyholders seeking to represent a class of North Dakota policyholders alleging breach of contract, fraud and misrepresentation. Pursuant to the settlement agreement, ALIC paid $4.0 million toward a global, nationwide settlement. ACCEL, which had conditionally contracted with Lyndon Life (to whom ALIC was sold), agreed to pay $2.3 million plus the proceeds from a suit against Lyndon Life that was expected to produce in excess of $.7 million, previously carried as a receivable. The total reimbursement to Lyndon was therefore in excess of $3.0 million. Lyndon maintains that ACCEL owes at least an additional $.7 million, that ACCEL refuses to pay on the grounds that ACCEL only authorized a total of $3.0 million in accordance with the sale contract. ACCEL will vigorously oppose making any additional payments.

Although the Company does not currently operate from certain office space, it is still obligated under two operating leases that expire in 2000 and 2001. These leases are accounted for as operating leases. Minimum rental commitments in effect at December 31, 1999 are as follows:

             Year Payable                      Annual Minimum Rentals
             ------------                      ----------------------
                 2000                                $ 125,000
                 2001                                   38,000
                                                     ---------
                 Total                               $ 163,000
                                                     =========

The amount of rent charged to operations was $197,234 and $80,000 in 1999 and 1998, respectively.

NOTE N--RISK BASED CAPITAL

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

At December 31, 1999, ANIC's TAC was $4,105,000 or 0.97 times its ACLC. Accordingly, ANIC is within the Authorized Control Level. This RBC level is based on ANIC's recording of additional incurred losses and loss adjustment expenses of $1.4 million above the

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE N--RISK BASED CAPITAL -- (CONTINUED)

amounts reflected in the 1999 statutory annual statement as filed with the Ohio Department of Insurance. ANIC has not been required to file an amended 1999 statutory annual statement. The Company was already in discussion with the Ohio Insurance Department regarding its 1998 RBC calculation, and its expected December 31, 1999 calculation. Following a targeted examination held in January, 2000 by the Ohio Department, the Department is planning to visit the Company in the early Spring, 2000 for a mandatory examination to review and comment on corrective actions already taken and further planned actions by the Company's new management. On March 8, 2000, ANIC received a letter from the Department requesting that the Company file a RBC plan by April 18, 2000.

On March 29, 2000, management met with the Ohio Department of Insurance. As a result of the meeting, ANIC has agreed to take the following corrective steps:
(1) beginning in March 2000, ANIC will file an abbreviated monthly statutory financial report with the Ohio Department of Insurance; (2) ANIC will continue its current strategy to no longer write any new or renewal business in any state until a further agreement can be made with the Department; and (3) ANIC will file a RBC financial plan which includes the run-off of the existing business as well as management's expected plan for both raising capital and entering into the non-standard auto business. In the future, the Company intends for ANIC to insure a portion of the non-standard auto business produced by the Company's recently acquired agencies. The Company expects this owned agency business to grow and be successful both in terms of producing after-tax profits for its own agency operating segment, as well as producing profitable non-standard auto business for ANIC. The Company also expects the AIM acquisition will produce profitable service-fee business from underwriting management, managing general agency fees, and claims administration. Finally, management acknowledges the need for additional capital for ANIC and is considering various alternatives, including utilization of the credit facility described in Note Q and other sources of capital.


NOTE O - QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS  (UNAUDITED)

Quarterly consolidated results of operations for 1999 and 1998 are summarized as follows:

                                                  First          Second           Third          Fourth
                                                 Quarter         Quarter         Quarter         Quarter
                                                 -------         -------         -------         -------
                                                      (Thousands of dollars, except per share data)
1999
Premiums written                                 $ 8,539         $ 6,689         $ 3,918         $ 2,613
Premiums earned                                    5,873           6,469           5,150           2,807

Loss and loss adjustment expense incurred          4,325           7,144           5,408           7,045

Net loss                                          (1,259)         (4,905)         (4,288)         (6,793)


Net loss per common share:
  Basic and assuming dilution                       (.15)           (.57)           (.50)           (.80)

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE O -QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS  (UNAUDITED) - (CONTINUED)

1998
Premiums written                                 $ 13,791         $ 11,141         $  8,772         $  9,581
Premiums earned                                     4,883            5,413            3,746            1,958
Loss and loss adjustment expense incurred           3,869            4,368            3,570            7,420

Net loss                                             (508)            (851)            (647)          (8,445)

Net loss per common share:
  Basic and assuming dilution                        (.06)            (.10)            (.08)            (.99)

The increase in loss and loss adjustment expense in the fourth quarters of 1999 and 1998 are the result of actuarial reviews of reserves which produced a strengthening of reserves for continuing lines of business.


NOTE P - COMPREHENSIVE INCOME

The following reconciles the components of other comprehensive income for the years ended December 31, 1999, 1998 and 1997:

                                                         1999              1998              1997
                                                         -----             -----             -----
                                                                   (Thousands of dollars)
Net unrealized holding gains (losses)
        Arising during the period                        $(1,071)          $ 303             $ 283


Less:  Net  reclassification adjustments for
        gains (losses) included in net income            $  101            $ (29)            $ 411
                                                         ------            -----             -----
Net unrealized gains (losses) on securities
        Arising during the period                        $ (970)           $ 274             $ 694
                                                         ======            =====             =====

NOTE Q - SUBSEQUENT EVENTS

On January 14, 2000, the Company acquired 100% of the stock of Allegiance Insurance Managers, LTD. (AIM). Gerald H. Pastor, FCAS, President, CEO and principal shareholder of AIM was elected President & CEO of ACCEL's subsidiary, ANIC in October, 1999 and of ACCEL in November, 1999. In consideration for the acquisition, ACCEL has issued 529,040 shares of its common stock to shareholders of AIM, other than Pastor, and will issue an additional 997,036 shares to Pastor upon and subject to receipt of clearance by the Ohio Department of Insurance. Should the forgoing clearance not be received, ACCEL will issue to Pastor such other consideration as may be mutually agreed upon by ACCEL and Pastor, which may include a lesser number of shares of ACCEL common stock (subject to the foregoing clearance) and/or other securities. Under the terms of the transaction, ACCEL will also issue up to an additional 2,180,110 shares of its common stock to the shareholders of AIM if the combined business meets certain performance criteria over the six years after the acquisition. If the business does not achieve certain cumulative earnings by December 21, 2002, the former AIM shareholders will return 763,038 shares to ACCEL.

AIM operates as an underwriting manager, managing general agency, and claims administrator for various programs, companies and clients. It will continue to expand its operations in these areas. ANIC has placed all of its underperforming products in run-off. Going forward, the primary focus of ACCEL and ANIC will be the non-standard automobile line of business, a business in which AIM and Pastor are proficient. ANIC has consolidated its administrative offices with AIM in Simsbury, Connecticut.

Also on January 14, 2000, ACCEL completed arrangements for a credit facility of $5,000,000. Terms of the facility are 10% interest payable quarterly, plus 280,000 warrants per $1,000,000 borrowed, at a price of $2.00 per share. All monies owed under the facility will be due in full by December 31, 2003. Applicable warrants will expire on December 31, 2004.

On January 19, 2000 ACCEL acquired the assets of Payless Insurance Agencies ("Payless"). Payless is comprised of two locations in the Fort Lauderdale/Broward County area, specializing in non-standard automobile insurance. On January 20, 2000 ACCEL acquired substantially all of the assets of Unistar Florida Holdings, Inc. ("Unistar"),representing 49 agency locations throughout the state of Florida, also specializing in non-standard automobile insurance. ACCEL paid approximately $4,500,000 for all agencies acquired.

                                    PART III


ITEM 9.       DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

              Not Applicable.


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

              The executive officers, their respective ages and business experience are as follows: Raymond H. Deck (77), Chairman of the Board; Gerald H. Pastor (48), President and Chief Executive Officer; Thomas J. Renwick (51), Senior Vice President; Richard A. Lawrence (50), Vice President, Treasurer and Chief Financial Officer; Kathleen J. Wilson (48), Vice President and Secretary.

              Mr. Deck was named Chairman of the Board effective October 1, 1998. He has been an outside Director of the Company since 1990. He also serves as President of Chase Insurance Enterprises, Inc., Hartford, Connecticut.

              Mr. Pastor joined the Company on October 5, 1999, when he was appointed a member of the Board of Directors, and President and Chief Executive Officer of the Company's subsidiary, Acceleration National Insurance Company. On November 16, 1999, he was elected President and Chief Executive Officer of the Company. He also serves as President and Chief Executive Officer for Allegiance Insurance Managers, Ltd.

              Mr. Renwick joined the Company on October 5, 1999, when he was appointed a member of the Board of Directors of Acceleration National Insurance Company. On October 6, 1999, Mr. Renwick was appointed Senior Vice President of ANIC. On November 16, 1999, Mr. Renwick was elected Senior Vice President of ACCEL. Prior to his election, Mr. Renwick was Senior Vice President, COO and Head of Claims for Allegiance Insurance Managers, Ltd.

              Mr. Lawrence joined Allegiance as a financial and accounting consultant to guide Acceleration National Insurance Company's wind-down of operations in Texas and subsequent move to Connecticut. Mr. Lawrence joined the Company on October 5, 1999, when he was appointed a member of the Board of Directors of Acceleration National Insurance Company. On November 16, 1999, he was elected Vice President, Treasurer and Chief Financial Officer of ACCEL.

              Ms. Wilson joined the Company on October 5, 1999, when she was appointed a member of the Board of Directors and Corporate Secretary of Acceleration National Insurance Company. On October 6, 1999, Ms. Wilson was appointed Vice President of ANIC. On November 16, 1999 she was elected Vice President and Corporate Secretary of ACCEL. Prior to her election, Ms. Wilson was Vice President, Systems, Administration and Controller for Allegiance Insurance Managers, Ltd.

The following table sets forth certain information relating to the directors of the Company:

                                                                              Number of shares of Common
                                                                              Stock owned beneficially,
                                                                              directly or indirectly, on
Names, Position with the                                                      January 31, 2000, (except
Company and Age                Principal Occupation for past       Director   as otherwise noted) (1)        Percent
(as of January 31, 2000)       five years/other Directorships        Since                                  of Class
------------------------------ ----------------------------------- ---------- ----------------------------- ----------
       David T. Chase          President and Director of             1985     4,348,648  (5)                  46.2
        Director, 61           D. T. Chase Enterprises, Inc.,
             (2)               Hartford, CT.

      Douglas J. Coats         Former President and Chief            1995     173,660                         1.8%
        Director, 67           Executive Officer of the Company
                               until November 15, 1999. Prior
                               thereto he was Executive Vice
                               President of the Company since May
                               23, 1995. Prior thereto he was
                               Executive Vice President of Ranger
                               Insurance Company, Houston, TX
                               since August, 1987.

       Raymond H. Deck         Chairman of the Board of the          1990     348,787                         3.7%
        Director, 77           Company since October, 1998.
         (2) (3) (4)           President of Chase Insurance
                               Enterprises, Inc., Hartford, CT.

       Richard Desich          President of Mid-Ohio Securities      1997     41,350                            *
        Director, 64           Corp., Elyria, OH
         (2) (3) (4)

       Gregory Grusse          Vice President of JPR Resources,      1999     0                                 *
        Director, 38           Inc.
             (3)

      Gerald H. Pastor         President and Chief Executive         1999     0                                (6)
      President, Chief         Officer of the Company since
      Executive Officer        November 16, 1999. Prior thereto
      and Director, 48         he was President and Chief
                               Executive Officer of Allegiance
                               Insurance Managers, Ltd.,
                               Simsbury, CT

       John P. Redding         Senior Vice President,                1997     7,000                             *
        Director, 41           David  T. Chase Enterprises,
           (2) (4)             Inc., Hartford, CT

      Thomas J. Renwick        Senior Vice President of the          1999     218,738                         2.3%
  Senior Vice President and    Company since November 16, 1999.
        Director, 51           Prior thereto he was Senior Vice
                               President, Chief Operations
                               Officer and Head of Claims for
                               Allegiance Insurance Managers,
                               Ltd., Simsbury, CT

                                                                              Number of shares of Common
                                                                              Stock owned beneficially,
                                                                              directly or indirectly, on
Names, Position with the                                                      January 31, 2000, (except
Company and Age                Principal Occupation for past       Director   as otherwise noted) (1)        Percent
(as of January 31, 2000)       five years/other Directorships        Since                                  of Class
------------------------------ ----------------------------------- ---------- ----------------------------- ----------
     Robert N. Worgaftik       President of  MW  Financial           2000     106,825                         1.1%
        Director, 49           Group, Ltd.

All Directors and Officers as a group (11 persons)                            5,291,116                       56.2%

(1) On January 31, 2000, there were 9,084,006 shares of the Company's Common Stock issued and outstanding. Except as noted, includes shares owned by spouse, minor children or certain other family members, or held as custodian or trustee for the benefit of spouse or children, or owned by corporations of which such person is an officer or principal stockholder, over which shares such directors have sole or shared voting or investment power. With respect to the Directors, includes an aggregate of 305,000 shares which are subject to immediately exercisable options. Of the 305,000 shares subject to options, the following Directors have options to purchase the number of shares indicated after their names: Mr. Chase, 13,000; Mr. Coats, 165,000; Mr. Deck, 113,000; Mr. Desich, 7,000; and Mr. Redding, 7,000.

(2)  Member of Executive Committee (Mr. Deck, Chairman).

(3)  Member of Audit Committee (Mr. Grusse, Chairman).

(4)  Member of Compensation Committee (Mr. Desich, Chairman).

(5)  See footnotes (2) and (5) at pages 50 and 51 herein.

(6) In consideration for the acquisition by the Company of Allegiance Insurance Managers, Ltd., on January 14, 2000, ACCEL will issue an additional 997,036 shares to Pastor upon, and subject to receipt of, clearance by the Ohio Department of Insurance. Should the foregoing clearance not be received, ACCEL will issue to Pastor such other consideration as may be mutually agreed upon by ACCEL and Pastor, which may include a lesser number of shares of ACCEL common stock (subject to the foregoing clearance) and/or other securities.

     *  Less than 1% of outstanding Common Stock.

ITEM 11.      EXECUTIVE COMPENSATION

SUMMARY

The following table is a summary of certain information concerning the compensation awarded or paid to, or earned by, the Company's current Chief Executive Officer and each of the Company's other most highly compensated executive officers whose total annual salary and bonus for the fiscal year ended December 31, 1999, exceeded $100,000 (the "named executives") during each of the last three fiscal years:

                                             SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------------------------------------------
                                                        Annual Compensation            Long Term Compensation
                                                     -------------------------- --------------------------------------
                                                                                    Securities          All Other
   Year      Name, Age, and Principal Position         Salary        Bonus          Underlying         Compensation
                                                         ($)          ($)        Options/SAR's (#)       ($) (1)
------------ --------------------------------------- ------------ ------------- -------------------- -----------------
       1999  Gerald H. Pastor, 48 (2)                     57,692            --                   --                --
       1998  President and Chief Executive Officer            --            --                   --                --
       1997                                                   --            --                   --                --
       1999  Douglas J. Coats, 66  (3)                   216,947            --                   --             9,516
       1998  President and Chief Executive Officer       162,728            --               30,000             6,318
       1997                                              137,500            --               30,000            12,980
       1999  Walter J. Kozuch, 46 (4)                     95,892        20,000                   --             5,280
       1998  Vice President and Chief  Program            80,801            --               10,000             1,996
       1997  Manager                                          --            --                   --                --



(1) Represents approximate amounts contributed on behalf of each such executive to the Acceleration Retirement Savings and Stock Ownership Plan.

(2) Mr. Pastor was appointed President and Chief Executive Officer of Acceleration National Insurance Company on October 5, 1999, and was elected President and Chief Executive Officer of ACCEL International Corporation on November 16, 1999.

(3) Mr. Coats served as President and Chief Executive Officer of the Company for the period October 1, 1998 through November 15, 1999. He continues to serve as Director for the Company and as Chairman of the Board of Acceleration National Insurance Company.

(4) Mr. Kozuch joined Acceleration National Insurance Company in February, 1998 as Assistant Vice President, Actuarial Services. He was promoted to Vice President, Actuarial Services in December, 1998. He currently serves both on the Board of Directors of ANIC and as Vice President and Chief Program Manager.

The following table sets forth information concerning individual grants of options to purchase the Company's Common
Stock made to the named executives in 1999:

                                          OPTION GRANTS IN LAST FISCAL YEAR
----------------------------------------------------------------------------------------------------------------------
                                                                                          Potential Realizable Value
                               INDIVIDUAL GRANTS IN 1999                                   at Assumed Annual Rates
                                                                                         of Stock Price Appreciation
                                                                                               for Option Term
----------------------------------------------------------------------------------------------------------------------
                              Number of      Percent of
                              Securities        Total
                              Underlying       Options       Exercise or
                               Options/      Granted to      Base Price     Expiration
                                 SARs       Employees in     ($ Sh) (1)        Date          5% ($)        10% ($)
           Name              Granted (#)     Fiscal Year
---------------------------- ------------- ---------------- -------------- ------------- --------------- -------------
No option grants were
made to any employees
of the Company during
1999.

(1)  Market price of the Company's Common Stock on date of grant.

The following table sets forth certain information regarding individual exercises of stock options during 1999 by each of the named executives:

                      AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES
----------------------------------------------------------------------------------------------------------------------
                              Shares       Value
                             Acquired     Realized         Number of Securities             Value of Unexercised
           Name                 on      (Mkt. Price       Underlying Unexercised          In-The-Money Options at
                             Exercise   at Exercise             Options at                  Fiscal year End (1)
                               (#)          Less            Fiscal Year End(#)
                                          Exercise
                                           Price)        Exercisable      Unexercisable       Exercisable    Unexercisable
--------------------------- ----------- ------------- ------------------  --------------  -----------------  -------------
Gerald H. Pastor                     0           N/A              N/A             N/A             N/A             N/A
Douglas J. Coats                     0           N/A          165,000             N/A             N/A             N/A
Walter J. Kozuch                     0           N/A            5,000           5,000             N/A             N/A

(1) Intended to represent the amount by which the market price of the Company's Common Stock on December 31, 1999 ($1.00) exceeded the exercise prices of unexercised options on that date. On December 31, 1999, none of the options outstanding for any of the named executives exceeded the market price of the Company's Common Stock.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

The following table sets forth certain information regarding the named executive's beneficial ownership of the Common Stock of the company as of January 31, 2000:

                                                                             Shares of Common Stock of
                                                                            Company Beneficially Owned
                                                                     ------------------------------------------
         Title of Class              Name of Officer                       Number (1) (2)     Percent of Class
         --------------------------- ------------------------------- --------------------- --------------------
         Common Stock                Gerald H. Pastor                                 N/A                9.57%
         Common Stock                Walter J. Kozuch                               5,000                    *


(1) In consideration for the acquisition by the Company of Allegiance Insurance Managers, Ltd., on January 14, 2000, ACCEL will issue an additional 997,036 shares to Pastor upon, and subject to receipt of, clearance by the Ohio Department of Insurance. Should the foregoing clearance not be received, ACCEL will issue to Pastor such other consideration as may be mutually agreed upon by ACCEL and Pastor, which may include a lesser number of shares of ACCEL common stock (subject to the foregoing clearance) and/or other securities. The percentage shown for Mr. Pastor is as if the 997,036 common shares were issued.

(2) The amounts shown represent the total shares owned outright by such individuals together with shares which are issuable upon the exercise of all stock options which are currently exercisable. Specifically, the following individuals have the right to acquire the shares indicated after their names, upon the exercise of such stock option:
           Mr. Pastor: N/A; Mr. Kozuch 5,000.

*          Less than 1% of outstanding Common Stock.


The following table sets forth certain information as of January 31, 2000 (except as otherwise noted) with respect to stockholders known to the Company to be the beneficial owners of more than five percent (5%) of any class of the Company's voting securities:

                                Name and Address                        Amount of                        Percent
Title of Class                  of Beneficial Owner                     Beneficial Ownership (1)         of Class
--------------                  -------------------                     -------------------------        --------
Common Stock                    David T. Chase                          4,348,648  Shares (2)            47.9%
                                D. T. Chase Enterprises, Inc.
                                One Commercial Plaza
                                Hartford  CT   06103

                                Arnold L. Chase                         1,167,824 Shares (3)             12.9%
                                D. T. Chase Enterprises, Inc.
                                One Commercial Plaza
                                Hartford  CT   06103

                                The Darland Trust                       1,167,824 Shares (4)             12.9%
                                P. O. Box 472
                                St. Peter's House, Le Bordage
                                St. Peter Port
                                Guernsey GYI6AX
                                Channel Islands

                                Rhoda L. Chase                          2,000,000 Shares (5)             22.0%
                                c/o Chase Enterprises, Inc.
                                One Commercial Plaza
                                Hartford  CT   06103

                                Spitzer Profit Sharing and              750,250 Shares (6)               8.3%
                                Savings Plan
                                150 E. Bridge Street
                                Elyria  OH   44035

(1) Except as otherwise noted, the Company has no reason to believe that any beneficial owner listed above does not have sole voting and investment power with respect to these shares.

(2) Includes 13,000 shares of Common Stock subject to immediately exercisable options. According to a Schedule 13D filed with the Commission, Mr. David
      T. Chase has, to the extent temporarily transferred to him, sole power to vote and dispose of 880,000 shares of Common Stock loaned to him by his wife, Rhoda L. Chase (the "Rhoda Chase Borrowed Shares") and shares the power to dispose or to direct the disposition of (i) 1,120,000 shares beneficially owned by Rhoda L. Chase (ii) 1,167,824 shares beneficially owned by his son, Arnold L. Chase, and (iii) 1,167,824 shares beneficially owned by The Darland Trust (the "Trust"), a trust whose beneficiaries are his daughter, Cheryl A. Chase, and her children.

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

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

ITEM 14 (a) (l) AND (2)--INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES COVERED BY INDEPENDENT AUDITORS' REPORT

The following consolidated financial statements of ACCEL International Corporation and subsidiaries are included in Item 8:


         Independent Auditors' Report
         Consolidated balance sheets--December 31, 1999 and 1998
         Consolidated statements of operations--Years ended December 31, 1999, 1998 and 1997
         Consolidated statements of common stockholders' equity--Years ended December 31, 1999, 1998 and 1997
         Consolidated statements of cash flows--Years ended December 31, 1999, 1998 and 1997
         Notes to consolidated financial statements

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

              (23)            23.1 Consent of Independent Auditors'

              (24)            24.1 Powers of Attorney

              (27) 27.1 Financial Data Schedule incorporated herein by reference to the EDGAR filing of the Registrant for the year ended December 31, 1999.

ITEM 14 (d)--SCHEDULES

                      SCHEDULE I - SUMMARY OF INVESTMENTS -

                    OTHER THAN INVESTMENTS IN RELATED PARTIES

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                DECEMBER 31, 1999

-----------------------------------------------------------------------------------------------------

           Column A                               Column B           Column C             Column D
-----------------------------------------------------------------------------------------------------
                                                                                          Amount at
                                                                                          which shown
                                                                                          in the
                                                                       Fair               Balance
         Type of Investment                         Cost*              Value              Sheet
                                                   -------            -------            -------
                                                              (Thousands of dollars)
Available for sale securities:
   Fixed maturities:
    United States government and
    government agencies and authorities            $ 8,521            $ 8,445            $ 8,445
  States, municipalities and
    political subdivisions                              40                 41                 41
  Mortgage and asset-backed securities              10,103              9,728              9,728
  All other corporate bonds                          2,928              2,798              2,798
                                                   -------            -------            -------
Total                                               21,592             21,012             21,012

 Short-term investments                              1,358              1,358              1,358
                                                   -------            -------            -------
  Total investments                                $22,950            $22,370            $22,370
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

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 BALANCE SHEETS

                ACCEL INTERNATIONAL CORPORATION (PARENT COMPANY)

                                                                                      December 31,
                                                                               1999                 1998
                                                                             --------             --------
                                                                                 (Thousands of dollars)
ASSETS

  Investments                                                                $   --               $  4,748
  Cash
                                                                                  199                  883
  Notes and receivables from consolidated subsidiaries*                           382                 --
  Investments in subsidiaries*                                                  4,845               18,579
  Receivable from sale of discontinued and disposed of operations                --                    703
  Other                                                                           192                  337
                                                                             --------             --------
                                                                             $  5,618             $ 25,250
                                                                             ========             ========

LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

  Accounts payable and other liabilities                                     $     78             $     98
  Notes and accounts payable to subsidiaries*                                      86                1,477
  Payable related to discontinued operations                                       34                   53
  Current federal income tax                                                      534                  521
                                                                             --------             --------
                                                                                  732                2,149
                                                                             ========             ========

  Common stockholders' equity:
    Common stock                                                                  947                  947
    Additional paid-in capital                                                 32,659               32,659
    Accumulated deficit (including
      undistributed loss of subsidiaries and affiliates:
      1999--$12,800,000; 1998--$9,700,000)                                    (21,178)              (3,933)
    Treasury shares at cost                                                    (6,962)              (6,962)
    Accumulated other comprehensive income (loss)                                (580)                 390
                                                                             --------             --------


                                                                                4,886               23,101
                                                                             --------             --------
                                                                             $  5,618             $ 25,250
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

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENTS OF OPERATIONS

                ACCEL INTERNATIONAL CORPORATION (PARENT COMPANY)

                                                                             Year Ended December 31,
                                                                  1999                 1998                 1997
                                                                --------             --------             --------
                                                                             (Thousands of dollars)
INCOME
   Net investment income:
     Dividends from subsidiaries                                $   --                   --               $  5,011
     Interest                                                         17                  144                 --
     Realized gains                                                  252                 --                    226
     Equity in income of affiliated company                         --                   (189)                --
   Other income                                                      228                  294                    8
                                                                --------             --------             --------
                                                                     497                  249                5,245
EXPENSES
   General, administrative, taxes, licenses and fees               4,977                1,288                  488
   Interest                                                         --                   --                  1,532
                                                                --------             --------             --------
                                                                   4,977                1,288                2,020
                                                                --------             --------             --------

INCOME (LOSS) BEFORE INCOME
     TAXES AND OTHER ITEMS                                        (4,480)              (1,039)               3,225

Federal income taxes (benefit)                                      --                   (270)                 286
Other item -- equity in undistributed net income
   (loss) of consolidated subsidiaries                           (12,765)              (9,682)               8,673
Other item -- undistributed net income (loss)
   of former subsidiaries                                           --                   --                (10,497)
                                                                --------             --------             --------

   NET INCOME (LOSS)                                            $(17,245)            $(10,451)            $  1,115
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

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             STATEMENT OF CASH FLOWS
                ACCEL INTERNATIONAL CORPORATION (PARENT COMPANY)

                                                                                                Year Ended December 31,
                                                                                         1999             1998             1997
                                                                                       --------         --------         --------
                                                                                                   (Thousands of dollars)
OPERATING ACTIVITIES:
     Income (loss) from continuing operations                                          $(17,245)        $(10,451)        $  7,015
     Adjustments to reconcile income (loss) from continuing operations to net cash (used in) provided by operating activities:
             Change in notes and receivables due from subsidiaries                         (382)               1               (2)
             Change in notes and accounts payable due to subsidiaries
                 and former subsidiaries                                                 (1,391)          (2,281)             578
             Change in other assets, other liabilities and accrued income taxes             822           (4,899)            (266)
             Interest paid in kind                                                         --               --               --
             Equity in (gains) losses of subsidiaries                                    12,765            9,682           (8,673)
             Equity in income of affiliated company                                        --                189             --
             Provision for amortization of goodwill                                        --               --                 65
                                                                                       --------         --------         --------
     Net cash (used in) provided by continuing operations                                (5,431)          (7,759)          (1,283)
     Net cash (used in) provided by discontinued operations                                --             28,816            1,221
                                                                                       --------         --------         --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                      (5,431)          21,057              (62)
                                                                                       --------         --------         --------

INVESTING ACTIVITIES:
     Equity method investment, net                                                        4,747           (4,936)            --
                                                                                       --------         --------         --------
NET CASH USED IN INVESTING ACTIVITIES                                                     4,747           (4,936)            --
                                                                                       --------         --------         --------

FINANCING ACTIVITIES:
     Repayment of notes payable                                                            --            (15,000)            --
     Repayment of notes to subsidiary                                                      --               --               --
     Issuance of Common Stock under Stock Option Plan                                      --                 52              107
     Issuance of Common Stock under Rights Offering                                        --               --               --
     Repurchase of treasury shares                                                         --               (363)            --
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                        --            (15,311)             107
                                                                                       --------         --------         --------
     NET INCREASE (DECREASE) IN CASH                                                       (684)             810               45
Cash at beginning of year                                                                   883               73               28
                                                                                       --------         --------         --------
CASH AT END OF YEAR                                                                    $    199         $    883         $     73
                                                                                       ========         ========         ========

Supplemental schedule of non-cash financing activities:

     Transfer of note payable to ALIC--Note E                                          $   --           $   --           $ 15,000
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

               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------
Column A                Column B        Column C      Column D       Column E
--------------------------------------------------------------------------------
                                           December 31,
                       --------------------------------------------------------
                                                                      Other
                        Deferred       Reserve for                    policy
                         policy          future                       claim and
                       acquisition       policy        Unearned       benefits
                          costs         benefits       premiums       payable
                         -------        -------        -------        -------
                                        (Thousands of dollars)
1999
Property/Casualty        $   280        $  --          $ 3,125        $59,421
Corporate                   --             --             --             --
                         -------        -------        -------        -------
      TOTAL              $   280        $  --          $ 3,125        $59,421
                         =======        =======        =======        =======

1998
Property/Casualty        $ 2,803        $  --          $12,449        $49,535
Corporate                   --             --             --             --
                         -------        -------        -------        -------
      TOTAL              $ 2,803        $  --          $12,449        $49,535
                         =======        =======        =======        =======


1997
Property/Casualty        $ 3,112        $  --          $29,986        $22,028
Corporate                   --             --             --             --
                         -------        -------        -------        -------
      TOTAL              $ 3,112        $  --          $29,986        $22,028
                         =======        =======        =======        =======

-------------------------------------------------------------------------------------------------------------
                        Column F        Column G       Column H       Column I        Column J      Column K
-------------------------------------------------------------------------------------------------------------
                                                  Year ended December 31,
                       --------------------------------------------------------------------------------------
                                                      Benefits,     Amortization
                                                      claims,       of deferred
                                       Net invest-    losses and    policy          Other
                         Premium       ment           settlement    acquisition     operating        Premiums
                         revenue       income(1)      expenses      costs (2)       expenses         written
                         -------        -------        -------        -------         -------        -------
                                                       (Thousands of dollars)
1999
Property/Casualty        $20,299        $ 1,604        $23,922        $ 2,523         $10,677        $21,759
Corporate                   --              269           --             --             2,561           --
                         -------        -------        -------        -------         -------        -------
      TOTAL              $20,299        $ 1,873        $23,922        $ 2,523         $13,238        $21,759
                         =======        =======        =======        =======         =======        =======

1998
Property/Casualty        $16,000        $ 1,967        $19,227        $   308         $ 8,381        $43,285
Corporate                   --              139           --             --             1,288           --
                         -------        -------        -------        -------         -------        -------
      TOTAL              $16,000        $ 2,106        $19,227        $   308         $ 9,669        $43,285
                         =======        =======        =======        =======         =======        =======


1997
Property/Casualty        $18,717        $ 2,764        $15,373        $(1,733)        $11,617        $40,897
Corporate                   --              226           --             --             1,913           --
                         -------        -------        -------        -------         -------        -------
      TOTAL              $18,717        $ 2,990        $15,373        $(1,733)        $13,530        $40,897
                         =======        =======        =======        =======         =======        =======

(1) For all years, net investment income includes realized capital gains and losses.

(2) Represents the net (increase) decrease in deferred policy acquisition costs.

See  accompanying independent auditors' report.

                            SCHEDULE IV - REINSURANCE
                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

Column A                                  Column B        Column C         Column D         Column E        Column F
--------------------------------------------------------------------------------------------------------------------------
                                                                                                            Percentage
                                                           Ceded to                                          of amount
                                            Gross           other          Assumed from                     assumed to
                                            amount         companies      other companies    Net amount         net
--------------------------------------------------------------------------------------------------------------------------
                                                                      (Thousands of dollars)
Year Ended December 31, 1999:

Premiums

     Property and casualty                    $ 17,140         $ (6,789)         $ 4,619         $ 14,970           30.9%
                                         ==============  ===============  ===============  ===============  ==============

Year Ended December 31, 1998:

Premiums

     Property and casualty                    $ 37,872        $ (27,300)         $ 5,413         $ 15,985           33.9%
                                         ==============  ===============  ===============  ===============  ==============

Year Ended December 31, 1997:

Premiums

     Property and casualty                    $ 38,848        $ (17,118)         $ 2,049         $ 23,779            8.6%
                                         ==============  ===============  ===============  ===============  ==============

See accompanying independent auditors' report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ACCEL INTERNATIONAL CORPORATION

                                       BY:   /S/ Richard A. Lawrence
                                             -----------------------------------
                                             Richard A. Lawrence
                                             Vice President, Chief Financial
                                             Officer and Treasurer

                                       DATE: April 14, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated..

         SIGNATURE                                           TITLE                                              DATE
         ---------                                           -----                                              ----
    /S/ David T. Chase*               Director                                                              March 2, 2000
----------------------------
      David T. Chase

   /S/ Douglas J. Coats*              Director                                                              March 2, 2000
----------------------------
     Douglas J. Coats

   /S/ Raymond H. Deck*               Director and Chairman of the Board                                    March 2, 2000
----------------------------
      Raymond H. Deck

    /S/ Richard Desich*               Director                                                              March 13, 2000
----------------------------
      Richard Desich

    /S/ Gregory Grusse*               Director                                                              March 2, 2000
----------------------------
      Gregory Grusse

 /S/ Richard A. Lawrence*             Vice President, Chief Financial Officer and Treasurer                 March 2, 2000
----------------------------          (principal financial and accounting officer)
    Richard A. Lawrence

   /S/ Gerald H. Pastor*              Director, President and Chief Executive Officer                       March 6, 2000
----------------------------          (principal executive officer)
     Gerald H. Pastor

  /S/ Thomas J. Renwick*              Director, Senior Vice President                                       March 3, 2000
----------------------------
     Thomas J. Renwick


   /S/ John P. Redding*               Director                                                              March 2, 2000
----------------------------
      John P. Redding

 /S/ Robert N. Worgaftik*             Director                                                              March 2, 2000
----------------------------
    Robert N. Worgaftik

*By:            /S/ Kathleen J. Wilson                                                                      March 13, 2000
           ----------------------------------
                  Kathleen J. Wilson
                   Attorney-in-Fact