Form 10-Q
period 2000-03-31
ACCEL INTERNATIONAL CORP
filed 2000-05-22
CIK 1985

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C.  20549
                                      FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                      FOR THE QUARTER ENDED MARCH 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

FOR THE TRANSITION PERIOD FROM           TO


COMMISSION FILE NUMBER 0-8162

                    ACCEL INTERNATIONAL CORPORATION
       (Exact name of registrant as specified in its charter)

              DELAWARE                                                      31-0788334
   (State or other jurisdiction of                                      (I.R.S. Employer
    incorporation or organization)                                     Identification No.)

     75 WEST STREET, SIMSBURY, CT                                               06070
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of April 30, 2000, there were 9,084,004 shares of Common Stock, $.10 par value per share outstanding.

                                                      COMMISSION FILE NO. 0-8162




                  ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                   MARCH 31, 2000

                                        INDEX



PART I -- FINANCIAL INFORMATION

      Item 1.  Financial Statements                                                        Page
                                                                                           ----
            Consolidated Balance Sheets
               March 31, 2000 (unaudited) and December 31, 1999                             3 -  4

             Consolidated Statements of Operations
                 Three months ended March 31, 2000 (unaudited) and 1999                          5

            Consolidated Statements of Common Stockholders' Equity
                  Three months ended March 31, 2000 (unaudited)
                 and year ended December 31, 1999                                                6

             Consolidated Statements of Cash Flows
                  Three months ended March 31, 2000 (unaudited) and 1999                         7

            Notes to Unaudited Consolidated Financial Statements                            8 - 13

      Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                         14 - 17

      Item 3.Quantitative and Qualitative Disclosures About Market Risk                         18

PART II -- OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K                                                 19
            Signature                                                                           20

            Exhibit 27.0                                                                        21

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                March 31,    December 31,
                                                                  2000          1999
                                                                 -------       -------
                                                               (Unaudited)
ASSETS                                                           (Thousands of dollars)
Investments
    Investments available for sale, at fair value:
      Fixed maturities (cost: 2000--$14,288,000;
          1999--$21,592,000)                                     $13,862       $21,012
      Short-term investments, at cost
         (which approximates market value)                         1,735         1,358
                                                                 -------       -------
                                                                  15,597        22,370

Cash                                                                 657            --

Receivables:
    Premiums in process of transmittal, less
      allowance (2000--$0; 1999--$359,000)                             8         1,637
    Amounts due from reinsurers                                   40,326        45,671
    Other accounts receivable                                        834            --
                                                                 -------       -------
                                                                  41,168        47,308

Accrued investment income                                            210           234
Prepaid reinsurance premiums                                       1,439         1,918
Deferred policy acquisition costs                                     59           280
Equipment--at cost, less accumulated
    depreciation (2000--$1,136,000;  1999--$1,066,000)               554           444
Other assets                                                         909           481
Intangible assets                                                  6,305            --
                                                                 -------       -------
                                                                   9,477         3,357
                                                                 -------       -------




Total assets                                                     $66,899       $73,035
                                                                 =======       =======


                                                                     (Continued)

                 ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                                                March 31,      December 31,
                                                                  2000           1999
                                                                --------        --------
                                                                       (Unaudited)
     LIABILITIES AND STOCKHOLDERS' EQUITY              (Thousands of dollars, except share data)
Policy Reserves and Liabilities:
    Unearned premium reserves                                   $  1,782        $  3,125
    Insurance claim reserves                                      51,543          59,421
                                                                --------        --------
                                                                  53,325          62,546
Other Liabilities:
    Notes payable                                                  4,408              --
    Bank overdrafts                                                   --           3,714
    Amounts withheld for others                                      122             122
    Unearned commissions                                             371              --
    Deferred reinsurance commissions                                   3             114
    Amounts due reinsurers                                           656             828
    Accounts payable and other liabilities                         2,124             653
    Consideration payable related to acquisitions                    769              --
    Current federal income taxes                                      --             172
                                                                --------        --------
                                                                   8,453           5,603
                                                                --------        --------
                                                                  61,778          68,149
                                                                --------        --------
Commitments and Contingencies

Redeemable Preferred Stock:
    Authorized shares--1,000,000;
       no issued or outstanding shares                                --              --

Common stockholders' equity:
    Common stock, $.10 par value
       Authorized shares (2000 and 1999--15,000,000)
       Issued shares (2000--9,997,236; 1999--9,468,196)            1,000             947
    Additional paid-in capital                                    33,328          32,659
    Accumulated deficit                                          (21,819)        (21,178)
    Less treasury shares at cost (2000 and 1999--913,230)         (6,962)         (6,962)
    Accumulated other comprehensive loss                            (425)           (580)
                                                                --------        --------
                      Net stockholders' equity                     5,122           4,886
                                                                --------        --------


    Total liabilities & stockholders' equity                    $ 66,899        $ 73,035
                                                                ========        ========


See notes to unaudited consolidated financial statements.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           Three Months Ended March 31,
                                                              2000              1999
                                                          -----------        -----------
                                                              (thousands of dollars)
                                                           (Unaudited)
REVENUE:
         Gross premiums written                           $       332        $     8,539
         Less reinsurance ceded                                   103              2,768
                                                          -----------        -----------
                Net premiums written                              230              5,771
         Decrease in unearned premium reserves                    865                102
                                                          -----------        -----------
                Net premiums earned                             1,095              5,873
         Net investment income:
                Interest and dividends                            291                475
                Net realized capital (losses) gains              (239)                 1
         Equity in loss of affiliated company                      --                (22)
         Service fee revenue                                      623                 --
         Commission revenue                                     2,265                 --
         Other income                                              46                 18
                                                          -----------        -----------
                                                                4,079              6,345
                                                          -----------        -----------
BENEFITS AND EXPENSES:
         Loss and loss adjustment expenses                        912              4,325
         Commissions and other sales                              771              1,711
         Reinsurance expense recovery                            (111)              (772)
         General and administrative expenses                    2,779              1,549
         Taxes, licenses and fees                                 126                392
         Amortization expense                                     116                 --
         Interest expense                                          79                 --
         Decrease in deferred policy
                acquisition costs                                 221                399
                                                          -----------        -----------
                                                                4,892              7,604
                                                          -----------        -----------

LOSS BEFORE FEDERAL INCOME TAXES                                 (813)            (1,259)

         Federal income taxes:
                Current (benefit)                                (172)                --
                Deferred expense                                   --                 --
                                                          -----------        -----------
                                                                 (172)                --
                                                          -----------        -----------

NET LOSS                                                  $      (641)       $    (1,259)
                                                          ===========        ===========

Net loss per common share--basic                          $     (0.07)       $     (0.15)

Net loss per common share--assuming dilution              $     (0.07)       $     (0.15)
                                                          ===========        ===========

Weighted average number of common
         shares outstanding                                 8,819,985          8,554,966
                                                          ===========        ===========

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

                             (Thousands of dollars)

                                                                                                           Accumulated
                                                                   Additional                  Common        other
                                                       Common       paid-in     Accumulated   stock held   comprehensive
                                                       stock        capital       deficit    in treasury      loss           Net
                                                       ------      ----------   -----------  -----------   -------------   -------

Balances at December 31, 1998                          $  947       $32,659       $ (3,933)    $(6,962)       $ 390        $ 23,101
       Comprehensive loss:
               Net loss                                    --            --        (17,245)         --           --         (17,245)
               Other comprehensive loss-
                 change in net unrealized losses
                 on investment securities                  --            --             --          --         (970)           (970)
                                                       ------       -------       --------     -------        -----        --------
               Comprehensive loss                          --            --        (17,245)         --         (970)        (18,215)
                                                       ------       -------       --------     -------        -----        --------
Balances at December 31, 1999                          $  947       $32,659       $(21,178)    $(6,962)       $(580)       $  4,886

       Comprehensive loss:
               Net loss                                    --            --           (641)         --           --            (641)
               Other comprehensive income-
                 change in net unrealized losses
                 on investment securities                  --            --             --          --          154             154
                                                       ------       -------       --------     -------        -----        --------
               Comprehensive loss                          --            --           (641)         --          154            (487)
       Issuance of 529,040 shares of
               Common Stock for Allegiance
               Insurance Managers purchase                 53           432             --          --           --             486
       Issuance of 560,000 warrants for
               Common Stock in conjunction with
               Notes Payable to Accel Finance Co.          --           237             --          --           --             237
                                                       ------       -------       --------     -------        -----        --------
Balances at March 31, 2000 (Unaudited)                 $1,000       $33,328       $(21,819)    $(6,962)       $(426)       $  5,122
                                                       ======       =======       ========     =======        =====        ========


See notes to unaudited consolidated financial statements.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Three Months Ended March 31,
                                                                                    2000            1999
                                                                                   -------        -------
                                                                                    (Thousands of dollars)
OPERATING ACTIVITIES:
         Loss from continuing operations                                           $  (641)       $(1,259)
         Adjustments to reconcile income (loss) from continuing operations to net cash used in by operating activities:
                        Equity method investment, net                                   --             22
                        Change in premiums receivable                                1,629            906
                        Change in accrued investment income                             24             23
                        Change in prepaid reinsurance premiums                         479          2,286
                        Change in premium deposits held                                 --             64
                        Change in unearned premium reserves                         (1,343)        (2,387)
                        Change in insurance claim reserves                          (7,878)           232
                        Change in amounts due to and from reinsurers                 5,173         (3,723)
                        Change in intangible assets                                 (6,305)            --
                        Change in other assets, other liabilities
                                and accrued income taxes                             1,239            561
                        Accrual of discount on fixed maturity securities                --             (4)
                        Amortization of premium on fixed maturity securities            11              8
                        Amortization of deferred policy acquisition costs              221          2,803
                        Policy acquisition costs deferred                               --         (2,404)
                        Reinsurance commissions earned                                (111)        (1,508)
                        Reinsurance commissions received                                --            905
                        Provision for depreciation and amortization                    187             65
                        Net realized losses on investments                             239             (1)
                                                                                   -------        -------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                 (7,076)        (3,411)

INVESTING ACTIVITIES:
         Sale of investments available for sale                                      6,771          4,453
         Purchase of investments available for sale                                     --         (2,777)
         Other, net                                                                    280            (30)
                                                                                   -------        -------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                  7,051          1,646
                                                                                   -------        -------

FINANCING ACTIVITIES:
         Change in Bank Overdafts                                                   (3,714)            --
         Issuance of Notes Payable                                                   4,408             --
         Repayment of notes payable                                                    (12)            --
                                                                                   -------        -------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                    682             --
                                                                                   -------        -------
NET INCREASE (DECREASE) IN CASH                                                        657         (1,765)
Cash at beginning of year                                                               --          2,587
                                                                                   -------        -------
CASH AT END OF PERIOD                                                              $   657        $   822
                                                                                   =======        =======


See notes to unaudited consolidated financial statements.

               ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 2000


NOTE A--SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: The accompanying unaudited consolidated financial statements of ACCEL International Corporation ("ACCEL") and subsidiaries (collectively referred to herein as the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X which, as to the insurance company subsidiary, differ in some respects from statutory accounting practices prescribed or permitted by state insurance departments. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for all periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

PRINCIPLES OF CONSOLIDATION: The accompanying unaudited consolidated financial statements include the accounts of ACCEL and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the unaudited consolidated financial statements.

DESCRIPTION OF BUSINESS: ACCEL is an insurance holding company incorporated in Delaware. Through the Company's wholly-owned subsidiary, Acceleration National Insurance Company (ANIC), ACCEL was engaged in the underwriting and sale of property-casualty insurance products, primarily concentrating, up to mid-1999, on the commercial automobile line of business. Before ANIC announced, on July 2, 1999, its full exit from its current lines of business, it offered various policies covering long-haul trucking, charter bus, limousine and paratransit vehicle fleets, as well as other specialized products tailored to other groups such as crane operators and gun dealers. ANIC offered these products through general agents. ANIC exited this business due to its loss experience from 1998 and 1999. The Company ceased writing new policies of insurance and is non-renewing its in-force policies. The net unearned premium reserve at March 31, 2000 is $1.8 million, a reduction of $8.3 million from the March 31, 1999 unearned premium reserve of $10.1 million. The net premiums written for the three months ending March 31, 2000 are only $0.2 million compared to the three months ending March 31, 1999 of $5.8 million. Management is pursuing efforts to restructure the Company so that it can re-enter other areas of the insurance market.

ANIC is subject to competition from other insurers throughout the states in which it writes business. ANIC is also subject to regulation by the insurance departments of states in which it is licensed, and undergoes periodic examinations by those departments. Beginning May 2, 2000, the Ohio Department of Insurance, the domiciliary regulator for ANIC, began an examination of the financial affairs of ANIC for the years 1998 and 1999. Because of ANIC's Risk Based Capital position at December 31, 1999, the Ohio Department of Insurance requested the Company to file a RBC Plan with the Department by April 18, 2000. The Company complied with the Department's request by the due date. On May 4, 2000, ANIC received an order of supervision from the Ohio Department of Insurance ( see Note F ).

ACCEL is also in the agency business through its wholly-owned subsidiary, Accelerated Agency Group (AAG), primarily selling non-standard automobile insurance. Through its January 2000 purchase of Allegiance Insurance Managers
(AIM), ACCEL provides various insurance services including underwriting management, actuarial support and claims administration.

PURCHASE TRANSACTIONS: On January 14, 2000, the Company acquired 100% of the stock of Allegiance Insurance Managers. Gerald H. Pastor, FCAS, President, CEO and principal shareholder of AIM was elected President & CEO of ACCEL's subsidiary, ANIC in October, 1999 and of ACCEL in November, 1999. In consideration for the acquisition, ACCEL assumed net liabilities of approximately $300,000 and has issued 529,040 shares of its common stock to shareholders of AIM, other than Pastor, and will issue an additional 997,036 shares to Pastor upon and subject to receipt of clearance by the Ohio Department of Insurance. A liability has been established at March 31, 2000 for the value of the consideration to be issued to Pastor in the amount of approximately $770,000. Should the forgoing clearance not be received, ACCEL will issue to Pastor such other consideration as may be mutually agreed upon by ACCEL and Pastor, which may include a lesser number of shares of ACCEL common stock (subject to the foregoing clearance) and/or other securities. Under the terms of the transaction, ACCEL will also issue up to an additional 2,180,110 shares of its common stock to the shareholders of AIM if the combined business meets certain performance criteria over the six years after the acquisition. If the business does not achieve certain cumulative earnings by December 31, 2002, the former AIM shareholders will return 763,038 shares to ACCEL.

AIM operates as an underwriting manager, managing general agency, and claims administrator for various programs, companies and clients. It will continue to expand its operations in these areas. ANIC has placed all of its underperforming products in run-off. Going forward, the primary focus of ACCEL and ANIC will be the non-standard automobile line of business.

               ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE A--SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

Also on January 14, 2000, ACCEL completed arrangements for a credit facility of $5,000,000. Terms of the facility are 10% interest payable quarterly, plus 280,000 warrants per $1,000,000 borrowed, at a price of $2.00 per share. All monies owed under the facility will be due in full by December 31, 2003. Applicable warrants will expire on December 31, 2004. As of March 31, 2000, $2,000,000 of the facility has been drawn down and used for agency purchases, resulting in the issuance of 560,000 warrants. A portion of the proceeds received on the credit facility has been allocated to the warrants issued and has been recorded as additional paid-in capital.

On January 19, 2000 ACCEL acquired the assets of Payless Insurance Agencies ("Payless"). Payless is comprised of two locations in the Fort Lauderdale/Broward County area, specializing in non-standard automobile insurance. On January 20, 2000 ACCEL acquired substantially all of the assets of Unistar Florida Holdings, Inc. ("Unistar"), representing 49 agency locations throughout the state of Florida, also specializing in non-standard automobile insurance. ACCEL paid approximately $4,500,000 in cash and notes for all agencies acquired. Both asset acquisitions were accounted for utilizing purchase accounting and resulted in the recording of intangible assets of approximately $4,480,000.

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

The most significant estimates include those used in determining the liability for insurance claims and claims adjustment expense reserves. Although some variability is inherent in these estimates, management believes the amounts provided are adequate. The estimates are continually reviewed and adjusted as necessary. Such adjustments are generally reflected in current operations.

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

INTANGIBLE ASSETS; Intangible assets includes goodwill and other intangible assets associated with purchase transactions, and are amortized over their respective lives, up to ten years.

PREMIUM INCOME RECOGNITION AND UNEARNED PREMIUM RESERVES: Unearned premium reserves on property-casualty products are calculated on the pro rata method.

COMMISSION AND OTHER SALES INCOME RECOGNITION AND UNEARNED COMMISSIONS:
Commissions and other sales revenues are recorded as income on a cash basis. Unearned commissions are estimated for that portion of the commission revenue that is due to premium finance and other producer entities and recorded as a liability and a reduction of commission and other sales income.

INSURANCE CLAIMS: The liabilities for insurance claims are determined using statistical analyses and represent estimates of the ultimate net cost of all reported and unreported claims that are unpaid at year end. Considerable variability is inherent in such estimates and actual results will likely differ from those estimates.

               ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE A--SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)


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

STOCK OPTION PLANS: Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair value based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

EARNINGS (LOSS) PER COMMON SHARE: Net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period.

RECLASSIFICATIONS: Certain amounts in the 1999 unaudited consolidated financial statements have been reclassified to conform with the 2000 presentation.

NOTE B -- REINSURANCE

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

The Company has entered into reinsurance contracts associated with its property
- casualty business. Under these agreements, the Company transfers a percentage of risk to the related reinsurer. The Company also has agreements that transfer risks after a predetermined loss has been reached. Unearned premium reserves associated with these agreements at March 31, 2000 and December 31, 1999 are $1.4 million and $1.9 million, respectively, and the liability for insurance claims ceded under these agreements is $34.0 million and $40.0 million at March 31, 2000 and December 31, 1999, respectively.

               ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE B -- REINSURANCE - (CONTINUED)

The following data summarizes certain aspects of the Company's reinsurance activity for 2000 and 1999:

Premiums written and earned in 2000 and 1999 are summarized as follows:

                        Three Months Ended March 31,
                      2000                         1999
                      ----                         ----
             Written        Earned        Written         Earned
                             (Thousands of dollars)
Direct        $  99        $ 1,097        $ 6,848        $ 9,032
Assumed         234            233          1,691          1,894
Ceded          (103)          (235)        (2,768)        (5,053)
              -----        -------        -------        -------
Net           $ 230        $ 1,095        $ 5,771        $ 5,873
              =====        =======        =======        =======

Loss and loss adjustment expenses incurred in 2000 and 1999 are summarized as follows:

                                  Three Months Ended March 31,
                                    2000           1999
                                   -------        -------
                                   (Thousands of dollars)
Direct                             $ 2,220        $ 8,923
Assumed                                 72          1,004
Ceded                               (1,380)        (5,602)
                                   -------        -------
Net loss and loss adjustment
  expenses                         $   912        $ 4,325
                                   =======        =======


NOTE D--SEGMENT INFORMATION

ACCEL operates primarily in the property-casualty insurance industry within the United States. Through its January 2000 purchases, the Company is also in the property-casualty agency business and in the insurance services business including underwriting management, actuarial support and claims administration. Except for certain claims handling fees between ANIC and AIM, there are no intersegment sales. The allocations of certain general expenses and investment income within segments are based on a number of assumptions, and the reported operating results would change if different methods were applied. Depreciation and capital expenditures are not considered material. Information relating to revenue, loss before income taxes and identifiable assets by segment are summarized as follows:


                                    Three Months Ended March 31,
                                        2000           1999
                                       -------        -------
                                       (Thousands of dollars)
Revenue:
     Property-Casualty Insurance       $ 1,146        $ 6,341
     Insurance Agencies                  2,265             --
     Insurance Services                    669             --
     Corporate                              --              4
                                       -------        -------
       Total                           $ 4,080        $ 6,345
                                       =======        =======
Loss before income taxes:
     Property-Casualty Insurance       $  (718)       $  (938)
     Insurance Agencies                   (143)            --
     Insurance Services                    117             --
     Corporate                             (69)          (321)
                                       -------        -------
       Total                           $  (813)       $(1,259)
                                       =======        =======


                              March 31,     December 31,
                                2000          1999
                              -------        -------
                             (Thousands of dollars)
Identifiable assets:
     Property/Casualty        $58,202       $72,629
     Insurance Agencies         5,107            --
     Insurance Services         2,808            --
     Corporate                    782           406
                              -------       -------
       Total                  $66,899       $73,035
                              =======       =======

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

In July 1991, the Company acquired 100% of RGL. Galaxy Insurance Company ("Galaxy"), a wholly owned subsidiary of RGL, wrote commercial property and casualty insurance, and assumed treaty reinsurance. Galaxy became statutorily insolvent at June 30, 1994. Due to the insolvency of Galaxy, the Company wrote its investment in RGL to zero and deconsolidated RGL as of April 1, 1994.

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

On October 1, 1999 settlement was reached regarding a November 1997 suit that was filed against ALIC by three long-term care policyholders seeking to represent a class of North Dakota policyholders alleging breach of contract, fraud and misrepresentation. Pursuant to a settlement agreement, ALIC paid $4.0 million toward a global, nationwide settlement. ACCEL, which had conditionally contracted with Lyndon Life (to whom ALIC was sold), agreed to pay $2.3 million plus the proceeds from a suit against Lyndon Life that was expected to produce in excess of $.7 million, previously carried as a receivable. The total reimbursement to Lyndon was therefore in excess of $3.0 million. Lyndon maintains that ACCEL owes at least $.7 million additional. ACCEL refuses to pay on the grounds that it only authorized a total of $3.0 million in accordance with the sale contract. ACCEL will vigorously oppose making any additional payments.

               ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE F -- SUBSEQUENT EVENT

In May 2000, the State of Ohio Department of Insurance (Ohio Department) issued an Order of Supervision appointing a Supervisor of ANIC under Ohio Revised Code
Section 3903 (A) or (B). ANIC may not dispose of, convey, or encumber any of its assets, withdraw from bank accounts or lend any of its funds without prior approval of the Supervisor. There are further limitations on entering into new contracts or transactions by ANIC without such prior approval. The term of the Supervision is for 60 days and is automatically renewed until lifted by the Ohio Department. The action was taken by the Ohio Department pursuant to the Authorized Control Level Risk Based Capital position of ANIC as of December 31, 1999. Management of the Company believes the Order of Supervision will not have a material adverse impact on the Company's current operations since ANIC has essentially written no new business since the summer of 1999. Furthermore, the Company acknowledges the need for additional capital and is considering various alternatives, including utilization of the credit facility described in note A, and other sources of capital.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

     Operating Results for the Three Months Ended March 31, 2000 and 1999


OVERVIEW

ACCEL International Corp. ("ACCEL" or "the Company") is a publicly traded holding company headquartered in Simsbury, Connecticut. Its principal operating subsidiaries underwrite property-casualty business, sell non-standard automobile business, and provide certain services to the property-casualty insurance marketplace. ACCEL conducts its business through three principal operating entities. Acceleration National Insurance Company ("ANIC") underwrites U.S. property-casualty insurance, although ANIC is currently in run-off and is under supervision of the Ohio Department of Insurance. ANIC is rated B- (Fair) by A.M. Best Company. Accelerated Agency Group ("AAG") produces non-standard automobile insurance under the Unistar trade name in Florida. And Allegiance Insurance Managers ("AIM") provides underwriting, actuarial and claims services to the property-casualty insurance marketplace.

ACQUISITIONS

On January 14, 2000, the Company acquired 100% of the stock of Allegiance Insurance Managers. AIM operates as an underwriting manager, managing general agency, and claims administrator for various programs, companies and clients. It will continue to expand its operations in these areas. ANIC has placed all of its underperforming products in run-off. Going forward, the primary focus of ACCEL and ANIC will be the non-standard automobile line of business.

Also on January 14, 2000, ACCEL completed arrangements for a credit facility of $5,000,000. Terms of the facility are 10% interest payable quarterly, plus 280,000 warrants per $1,000,000 borrowed, at a price of $2.00 per share. All monies owed under the facility will be due in full by December 31, 2003. Applicable warrants will expire on December 31, 2004.

On January 19, 2000 ACCEL acquired the assets of Payless Insurance Agencies ("Payless"). Payless is comprised of two locations in the Fort Lauderdale/Broward County area, specializing in non-standard automobile insurance. On January 20, 2000 ACCEL acquired substantially all of the assets of Unistar Florida Holdings, Inc. ("Unistar"), representing 49 agency locations throughout the state of Florida, also specializing in non-standard automobile insurance. ACCEL paid approximately $4,500,000 for all agencies acquired. As of March 31, 2000, $2.0 million of the credit facility had been drawn down for the purchase by AAG of the Florida agencies.


CONSOLIDATED RESULTS OF OPERATIONS
QUARTER ENDED MARCH 31, 2000 COMPARED WITH QUARTER ENDED MARCH 31, 1999

The Company announced on July 2, 1999 it would cease writing or renewing its current lines of commercial property-casualty business due to its loss experience from 1998 and 1999. Management is pursuing efforts to restructure the Company so that it can re-enter other areas of the insurance market.

REVENUES
Total revenues for the quarter ended March 31, 2000 decreased 37% to $4.1 million, compared to $6.3 million for the comparable period in 1999. Included in ACCEL's consolidated results of operations for 2000 are AAG's and AIM's operating results.

NET PREMIUMS EARNED
Net premiums earned for the three months ended March 31, 2000 were $1.1 million, compared to $5.9 million in 1999, an 81% decrease. This decrease reflects the decrease in gross premium writings for the first quarter of 2000 to $0.3 million compared to $8.5 million for 1999. The Company is in run-off and is refocusing its operations to enter the non-standard automobile insurance markets. The decrease in 2000 compared to 1999 was due to the Company's announcement and subsequent management of its run-off property-casualty activity.

NET INVESTMENT INCOME
ACCEL's net investment income was $291,000 in the first quarter of 2000, compared to $475,000 in 1999. The overall decrease in investment income in the first quarter of 2000 is due to run-off property-casualty loss and loss adjustment expense payments that have decreased the invested asset base, and the fact that ANIC is not currently writing any new or renewal property-casualty business.

NET REALIZED INVESTMENT (LOSSES) GAINS
ACCEL realized net investment losses of $239,000 or $(.03) per basic and diluted share for the quarter ended March 31, 2000, compared to realized net investment gains of $1,000 (no cents per basic and diluted share) for the same period in 1999. After-tax realized investment losses resulted primarily from the sale of securities in the quarter to fund loss and loss adjustment expense payments. Due to the significant amount of available net operating loss carryforwards, the tax benefits normally associated with these losses can not be recorded.

SERVICE FEE, COMMISSION AND OTHER INCOME
For the quarters ended March 31, 2000 and 1999, service fee, commission, and other income was $2.9 million and $18,000, respectively. Service fee revenue was $623,000 in the first quarter of 2000. This increase reflects the inclusion of AIM's business in 2000. Commission revenue from AAG's operations was $2.3 million in the first quarter of 2000.

LOSS AND LOSS ADJUSTMENT EXPENSES INCURRED
ACCEL's loss and loss adjustment expenses incurred was $.9 million for the quarter ended March 31, 2000, a 79% decrease compared to $4.3 million for the comparable period in 1999. The decrease is principally attributable to the decrease in premium volume because of the Company's run-off property-casualty business.

POLICY ACQUISITION COSTS
ACCEL's deferred policy acquisition costs were $221,000 for the quarter ended March 31, 2000, compared to deferred policy acquisition costs of $399,000 for the first quarter 1999. The decrease in the expense of $178,000 recognized in the first quarter 2000 compared to the same time period last year, is principally attributable to the decrease in premium volume because of the Company's run-off property-casualty business. Remaining policy acquisition costs are $59,000 and should run-off in the second quarter.

UNDERWRITING EXPENSES
In the first quarter of 2000, ANIC recorded underwriting expenses of $0.7 million compared to $2.9 million in the same period in 1999. Underwriting expenses consist of commissions, general and administrative, and taxes licenses and fees, offset by reinsurance expense recoveries. The decrease in the expense of $2.2 million recognized in the first quarter 2000 compared to the same time period last year, is principally attributable to the decrease in premium volume because of the Company's run-off property-casualty business. The remainder of the Company's general and administrative expense was attributable to AAG $2.3 million and to AIM $0.6 million.

INTANGIBLE AMORTIZATION
Intangible amortization, which includes amortization of goodwill and other intangibles, were $116,000 for the quarter ended March 31, 2000. This increase reflects the inclusion through purchase of AAG's and AIM's businesses in 2000.

INTEREST EXPENSE
Interest expense was $79,000 for the quarter ended March 31, 2000. This increase reflects the interest on notes payable used to finance the purchase of AAG's and AIM's businesses in 2000.

LOSS BEFORE INCOME TAXES
ACCEL generated a net loss before income taxes of $.9 million compared for the three months ended March 31, 2000 compared to a net loss of $1.3 million for the same period in 1999. The lesser loss occurred for the reasons described above.

INCOME TAX BENEFIT
Income tax benefit for the quarter ended March 31, 2000 was $172,000 compared with no benefit for the same period in 1999. ACCEL recorded an income tax benefit for the release of current taxes previously recorded and remaining on the December 31, 1999 balance sheet. There is co current federal income tax liability because of NOL carryforwards available to the company.

NET LOSS
ACCEL generated a net loss of $641,000 for the quarter ended March 31, 2000 compared with a net loss of $1.3 million for the comparable period in 1999. The basic and diluted net loss per share was a loss of $(.07) for the quarter ended March 31, 2000 as compared to basic and diluted net loss per share of $(.15) for the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES
The Company's cash flows from operations have generally been adequate for its current operating needs. However, The Company has had to be a net-seller of its fixed income portfolio during the first quarter 2000 in order to provide cash for current operations. Net sales from the Company's fixed maturity available for sale portfolio resulted in $6.8 million during the first quarter 2000.

The Company's "available for sale" fixed maturity securities at March 31, 2000 and December 31, 1999 included collateralized mortgage obligation securities and asset-backed collateralized securities. The mortgage and asset-backed securities are subject to risks associated with variable prepayments. As such, those securities may have a different actual maturity and yield than planned at the time of purchase. The degree to which a security is susceptible to either gains or losses is influenced by the difference between its amortized cost and par value, relative sensitivity of the underlying mortgages to prepayment risk in a changing interest rate environment and relative priority of the securities in the overall securitization.

The Company limits the extent of its risks on fixed maturity securities by generally avoiding securities whose cost significantly exceeds par, by purchasing securities which are backed by stable collateral, and by concentrating on securities that have either a planned amortization or sequential pay classes. The collateralized mortgage obligations and asset backed securities owned have primarily short to intermediate average lives. At March 31, 2000 the Company did not have a significant amount of higher risk mortgage or asset backed securities that had a significant risk of loss or principal. There are negligible default risks on the mortgage and asset backed security portfolios as a whole as the vast majority of the assets are either guaranteed by U. S. government-sponsored entities or are supported in the securitization structure by junior securities enabling the assets to achieve high investment grade status. The Company's collateralized mortgage obligations and asset backed securities are predominantly sequential pay with little or no exposure to interest only obligations ("IOs") or inverse IOs.

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

SAFE HARBOR DISCLOSURE
In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, ACCEL sets forth below cautionary statements identifying important risks and uncertainties that could cause its actual results to differ materially from those that might be projected, forecasted or estimated in its "forward-looking statements" within the meaning of Section 27A of the securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, made by or on behalf of ACCEL in this Quarterly Report on Form 10-Q and in press releases, written statements or documents filed with the Securities and Exchange Commission, or in its communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls. Such statements may include, but are not limited to, projections of premium revenue, investment income, other revenue, losses, expenses, earnings (including earnings per share), cash flows, plans for future operations, common stockholders' equity (including book value per share), investments, financing needs, capital plans, dividends, plans related to products or services of ACCEL and estimates concerning the effects of litigation or other disputes, as well as assumptions for any of the foregoing and generally expressed with the words such as "believes," "estimates," "expects," "anticipates," "plans," "projects," "forecasts," "goals," "could have'" "may have," and similar expressions. ACCEL, as a matter of policy, does not make any specific projections as to future earnings nor does it endorse any projections regarding future performance that may be made by others.

Forward-looking statements involve known and unknown risks and uncertainties, which may cause ACCEL's results to differ materially from such forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

- Changes in the level of competition in the domestic primary insurance market that effect the volume or profitability of ACCEL's property-casualty business. These changes include, but are not limited to, changes in the intensity of price competition, the entry of new competitors, existing competitors exiting the market and the development of new products by new and existing competitors;

- Changes in the demand for reinsurance, including changes in ceding companies' risk retentions that effect the cost of ACCEL's reinsurance purchases;

- The ability of ACCEL to execute its strategies in its property-casualty, agency and service operations;

- Adverse development on property-casualty loss and loss adjustment expense liabilities related to business written in prior years, including, but not limited to, evolving case law, changing government regulations, newly reported claims, new theories of liability or new insurance and reinsurance contract interpretations;

- Lower than expected reinsurance recoveries on unpaid losses, including, but not limited to, losses due to a decline in the creditworthiness of ACCEL's reinsurers;

- Increases in interest rates, which may cause a reduction in the market value of ACCEL's fixed income portfolio, and its common stockholders' equity;

- Decreases in interest rates which may cause a reduction of income earned on new cash flow from operations and the reinvestment of the proceeds from sales or maturities of existing investments;

-        Changes in the composition of ACCEL's investment portfolio;

-        Adverse results in litigation matters;

-        The impact of mergers and acquisitions; and

-        Changes in ACCEL's capital needs.


In addition to the factors outlined above that are directly related to ACCEL's businesses, ACCEL is also subject to general business risks, including, but not limited to, adverse state or federal legislation and regulation, adverse publicity or news coverage, changes in general economic factors and the loss of key employees.

The factors set forth above should be considered in connection with any forward-looking statement contained in this Quarterly Report. The important factors that could effect such forward-looking statements are subject to change, and ACCEL does not intend to update any forward-looking statement or the foregoing list of important factors. By this cautionary note ACCEL intends to avail itself of the safe harbor from liability with respect of forward-looking statements provided by Section 27A and Section 21E referred to above.

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

Significant interest rate risk sensitive instruments as of March 31, 2000 were:

                                                                                                                            TOTAL
                                                                                                                             FAIR
                                   2000         2001         2002         2003         2004    Thereafter     TOTAL         VALUE
                                  ------       ------       ------       ------       ------   ----------     ------        ------
                                                          (Millions of dollars)
INVESTMENTS IN FIXED MATURITY SECURITIES

Principal Amount                  $ 0.82       $ 2.33       $ 5.76       $ 1.55          --      $ 3.69       $14.15        $13.86
Book Value                          0.82         2.35         5.83         1.55          --        3.74        14.29
Average Interest Rate               6.04%        6.20%        6.04%        6.15%         --        6.90%        6.31%         7.28%

SHORT-TERM INVESTMENTS

Principal Amount                  $ 1.73           --           --           --          --          --       $ 1.73        $ 1.73
Book Value                          1.73           --           --           --          --          --         1.73
Average Interest Rate               5.81%          --           --           --          --          --         5.81%         5.81%

PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

     27.0 Financial Data Schedule

(b)   Reports on Form 8-K

           The following report on Form 8-K was filed during the quarter ended March 31, 2000:


         Date of Report         Item Reported
         --------------         -------------

         February 4, 2000       The Asset Purchase Agreement of Unistar
                                Florida Holdings, Inc. dated January 20,
                                2000, by and among Accelerated Agency Group,
                                Inc., Unistar Florida Holdings, Inc., and
                                Unistar Financial Service Corp.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 ACCEL INTERNATIONAL CORPORATION
                                 (Registrant)






DATED:  May 22, 2000              BY: /s/ Richard A. Lawrence
        ------------                  --------------------------------
                                      Richard A. Lawrence
                                      * Vice President, Chief Financial Officer
                                      and Treasurer


* Has been duly authorized to execute the report on behalf of the Registrant.