Form 10-Q
period 2000-06-30
ACCEL INTERNATIONAL CORP
filed 2000-08-21
CIK 1985

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                       FOR THE QUARTER ENDED JUNE 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

FOR THE TRANSITION PERIOD FROM _________________  TO


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of July 31, 2000, there were 9,084,004 shares of Common Stock, $.10 par value per share outstanding.

                                                      COMMISSION FILE NO. 0-8162




                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                  JUNE 30, 2000

                                      INDEX



PART I -- FINANCIAL INFORMATION

      Item 1.  Financial Statements                                                      Page
                                                                                         ----
               Consolidated Balance Sheets
                  June 30, 2000 (unaudited) and December 31, 1999                       3 -  4

               Consolidated Statements of Operations
                    Three months and six months ended June 30, 2000 (unaudited)
                     and 1999                                                                5

               Consolidated Statements of Common Stockholders' Equity Three
                     months and six months ended June 30, 2000 (unaudited)
                     and year ended December 31, 1999                                        6

               Consolidated Statements of Cash Flows
                     Three months and six months ended June 30, 2000 (unaudited)
                     and 1999                                                               7

               Notes to Unaudited Consolidated Financial Statements                     8 - 13

      Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                  14 - 17

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk                   18

PART II -- OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K                                             19
               Signature                                                                    20

               Exhibit 27.0                                                                 21

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                              June 30,        December 31,
                                                                2000              1999
                                                            (Unaudited)
ASSETS                                                          (Thousands of dollars)
Investments
    Investments available for sale, at fair value:
       Fixed maturities (cost: 2000--$12,615,000;
          1999--$21,592,000)                                  $12,241            $21,012
       Short-term investments, at cost
          (which approximates market value)                     1,048              1,358
                                                              -------            -------
                                                               13,289             22,370

Cash                                                               --                 --

Receivables:
    Premiums in process of transmittal, less
       allowance (2000--$0; 1999--$359,000)                        --              1,637
    Amounts due from reinsurers                                34,591             45,671
    Other accounts receivable                                   1,113                 --
                                                              -------            -------
                                                               35,704             47,308

Accrued investment income                                         172                234
Prepaid reinsurance premiums                                    2,309              1,918
Deferred policy acquisition costs                                  --                280
Equipment--at cost, less accumulated
    depreciation (2000--$632,000; 1999--$436,000)                 708                444
Other assets                                                      983                481
Intangible assets                                               6,126                 --
                                                              -------            -------
                                                               10,298              3,357
                                                              -------            -------




Total assets                                                  $59,290            $73,035
                                                              =======            =======

                                                                     (Continued)


See notes to unaudited consolidated financial statements

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                                                        June 30,           December 31,
                                                                          2000                1999
                                                                      (Unaudited)
    LIABILITIES AND STOCKHOLDERS' EQUITY                          (Thousands of dollars, except share data)
    Policy Reserves and Liabilities:
       Unearned premium reserves                                        $  2,324             $  3,125
       Insurance claim reserves                                           44,816               59,421
                                                                        --------             --------
                                                                          47,141               62,546
    Other Liabilities:
       Notes payable                                                       5,512                   --
       Bank overdrafts                                                       382                3,714
       Amounts withheld for others                                           747                  122
       Unearned commissions                                                  289                   --
       Deferred reinsurance commissions                                       --                  114
       Amounts due reinsurers                                                777                  828
       Accounts payable and other liabilities                                956                  653
       Consideration payable related to acquisitions                         769                   --
       Current federal income taxes                                                               172
                                                                        --------             --------
                                                                           9,433                5,603
                                                                        --------             --------
                                                                          56,573               68,149
                                                                        --------             --------


    Commitments and Contingencies

    Redeemable Preferred Stock:
       Authorized shares--1,000,000;
          no issued or outstanding shares                                     --                   --

    Common stockholders' equity:
       Common stock, $.10 par value
          Authorized shares (2000 and 1999--15,000,000)
          Issued shares (2000--9,997,234; 1999--9,468,196)                 1,000                  947
       Additional paid-in capital                                         33,538               32,659
       Accumulated deficit                                               (24,484)             (21,178)
       Less treasury shares at cost (2000 and 1999--913,230)              (6,962)              (6,962)
       Accumulated other comprehensive loss                                 (374)                (580)
                                                                        --------             --------
                      Net stockholders' equity                             2,718                4,886
                                                                        --------             --------


       Total liabilities & stockholders' equity                         $ 59,290             $ 73,035
                                                                        ========             ========



See notes to unaudited consolidated financial statements.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 Three Months Ended June 30,        Six Months Ended June 30,
                                                    2000             1999             2000             1999
                                                 -----------      -----------      -----------      -----------
                                                         (Thousands of dollars, except per share data)
REVENUE:
    Gross premiums written                       $     1,284      $     6,689      $     1,616      $    15,228
    Less reinsurance ceded                             1,652              403            1,754            3,171
                                                 -----------      -----------      -----------      -----------
       Net premiums written                             (368)           6,286             (138)          12,057
    Decrease in unearned premium reserves                327              183            1,192              285
                                                 -----------      -----------      -----------      -----------
       Net premiums earned                               (41)           6,469            1,054           12,342
    Net investment income:
       Interest and dividends                            302              466              592              941
       Net realized capital (losses) gains               (68)              --             (307)               1
    Equity in loss of affiliated company                  --              (43)              --              (65)
    Service fee revenue                                  246               --              869               --
    Commission revenue                                 2,892               --            5,157               --
    Other income                                         108             (108)             154              (90)
                                                 -----------      -----------      -----------      -----------
                                                       3,440            6,784            7,519           13,129
                                                 -----------      -----------      -----------      -----------
BENEFITS AND EXPENSES:
    Loss and loss adjustment expenses                     97            7,144            1,009           11,469
    Commissions and other sales                        1,439            1,438            2,210            3,149
    Reinsurance expense recovery                          (3)            (701)            (114)          (1,473)
    General and administrative expenses                3,864            1,359            6,481            2,908
    Restructuring cost                                   252            1,676              414            1,676
    Taxes, licenses and fees                             152              298              278              690
    Amortization expense                                 134               --              250               --
    Interest expense                                     110               --              190               --
    Decrease in deferred policy
       acquisition costs                                  59              475              280              874
                                                 -----------      -----------      -----------      -----------
                                                       6,105           11,689           10,997           19,293
                                                 -----------      -----------      -----------      -----------

LOSS BEFORE FEDERAL INCOME TAXES                      (2,665)          (4,905)          (3,478)          (6,164)

    Federal income taxes:
       Current (benefit)                                  --               --             (172)              --
       Deferred expense                                   --               --               --               --
                                                 -----------      -----------      -----------      -----------
                                                          --               --             (172)              --
                                                 -----------      -----------      -----------      -----------

NET LOSS                                         $    (2,665)     $    (4,905)     $    (3,306)     $    (6,164)
                                                 ===========      ===========      ===========      ===========

Net loss per common share--basic                 $     (0.29)     $     (0.57)     $     (0.37)     $     (0.72)

Net loss per common share--assuming dilution     $     (0.29)     $     (0.57)     $     (0.37)     $     (0.72)
                                                 ===========      ===========      ===========      ===========

Weighted average number of common
    shares outstanding                             9,084,004        8,554,966        9,043,531        8,554,966
                                                 ===========      ===========      ===========      ===========


See notes to unaudited consolidated financial statements.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

                             (Thousands of dollars)

                                                                                                        Accumulated
                                                         Additional                    Common            other
                                                Common     paid-in    Accumulated   stock held in      comprehensive
                                                stock      capital      deficit        treasury            loss            Net
                                                ------     -------     --------         -------            -----         --------
Balances at December 31, 1998                   $  947     $32,659     $ (3,933)        $(6,962)           $ 390         $ 23,101
    Comprehensive loss:
         Net loss                                   --          --      (17,245)             --               --          (17,245)
         Other comprehensive loss-
           change in net unrealized losses
           on investment securities                 --          --           --              --             (970)            (970)
                                                ------     -------     --------         -------            -----         --------
         Comprehensive loss                         --          --      (17,245)             --             (970)         (18,215)
                                                ------     -------     --------         -------            -----         --------
Balances at December 31, 1999                   $  947     $32,659     $(21,178)        $(6,962)           $(580)        $  4,886

    Comprehensive loss:
         Net loss                                   --          --       (3,306)             --               --           (3,306)
         Other comprehensive income-
           change in net unrealized losses
           on investment securities                 --          --           --              --              206              206
                                                ------     -------     --------         -------            -----         --------
         Comprehensive loss                         --          --       (3,306)             --              206           (3,100)
    Issuance of 529,040 shares of
         Common Stock for Allegiance
         Insurance Managers purchase                53         530           --              --               --              583
    Issuance of 858,200 warrants for
         Common Stock in conjunction with
         Notes Payable to Accel Finance Co.         --         349           --              --               --              349
                                                ------     -------     --------         -------            -----         --------
Balances at June 30, 2000 (Unaudited)           $1,000     $33,538     $(24,484)        $(6,962)           $(374)        $  2,718
                                                ======     =======     ========         =======            =====         ========


See notes to unaudited consolidated financial statements.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Six Months Ended June 30,
                                                                                 2000             1999
                                                                               --------         -------
                                                                                (Thousands of dollars)
OPERATING ACTIVITIES:
      Loss from continuing operations                                          $ (3,306)        $(6,164)
      Adjustments to reconcile income (loss) from continuing operations to net cash used in by operating activities:
              Equity method investment, net                                          --              65
              Change in premiums receivable                                       1,637           3,334
              Change in accrued investment income                                    62              20
              Change in prepaid reinsurance premiums                               (391)          3,749
              Change in premium deposits held                                        --            (526)
              Change in unearned premium reserves                                  (801)         (4,034)
              Change in insurance claim reserves                                (14,605)         (1,420)
              Change in amounts due to and from reinsurers                       11,029          (1,154)
              Change in other assets, other liabilities
                   and accrued income taxes                                        (831)          1,828
              Accrual of discount on fixed maturity securities                       --             (21)
              Amortization of premium on fixed maturity securities                   40              35
              Amortization of deferred policy acquisition costs                     280             875
              Policy acquisition costs deferred                                      --              --
              Reinsurance commissions earned                                       (114)           (887)
              Reinsurance commissions received                                       --              --
              Provision for depreciation and amortization                           410             130
              Net realized losses on investments                                    307               1
                                                                               --------         -------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                              (6,283)         (4,169)

INVESTING ACTIVITIES:
      Sale of investments available for sale                                      8,945           6,468
      Purchase of investments available for sale                                     --          (5,516)
      Purchase and sale of Short-Term Investments, net                              440             630
      Change in intangible assets                                                (6,126)             --
                                                                               --------         -------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                               3,259           1,582
                                                                               --------         -------

FINANCING ACTIVITIES:
      Change in bank overdrafts                                                  (3,332)             --
      Issuance of notes payable                                                   5,512              --
      Change in accrual of payable related to acquisitions                          769
      Warrants issued                                                               349              --
      Repayment of notes payable                                                   (274)             --
                                                                               --------         -------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                               3,024              --
                                                                               --------         -------

NET INCREASE (DECREASE) IN CASH                                                      --          (2,587)
Cash at beginning of year                                                            --           2,587
                                                                               --------         -------
CASH AT END OF PERIOD                                                          $     --         $    --
                                                                               ========         =======


See notes to unaudited consolidated financial statements.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000


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

DESCRIPTION OF BUSINESS: ACCEL is an insurance holding company incorporated in Delaware. Through the Company's wholly-owned subsidiary, Acceleration National Insurance Company (ANIC), ACCEL was engaged in the underwriting and sale of property-casualty insurance products, primarily concentrating, up to mid-1999, on commercial automobile business. Before ANIC announced, on July 2, 1999, its full exit from its current lines of business, it offered various policies covering long-haul trucking, charter bus, limousine and paratransit vehicle fleets, as well as other specialized products tailored to other groups such as crane operators and gun dealers. ANIC offered these products through general agents. Management is pursuing efforts to either restructure and recapitalize ANIC so that it can re-enter the insurance marketplace, or sell ANIC.

ANIC is subject to competition from other insurers in the property and casualty business. ANIC is also subject to regulation by the insurance departments of states in which it is licensed, and undergoes periodic examinations by those departments. Beginning May 2, 2000, the Ohio Department of Insurance ("the Department"), the domiciliary regulator of ANIC, began an examination of the financial affairs of ANIC for the years 1998 and 1999. On May 4, 2000, ANIC received an order of supervision from the Department ( see Note F). Because of ANIC's Risk Based Capital position at December 31, 1999, the Department requested the Company to file a "as-is" RBC Plan by April 18, 2000, and a RBC Plan including an additional capital assumption by May 15, 2000. The Company complied with both of the Department's requests by the due dates. As of the filing date of this Form 10-Q, the Department has neither accepted nor denied the Company's filings.

Through its January 2000 purchase of Allegiance Insurance Managers (AIM) and Accelerated Agency Group (AAG), ACCEL also operates in the property and casualty non-standard auto insurance agency business, and provides various property and casualty insurance services including underwriting management, actuarial support and claims administration.

PURCHASE TRANSACTIONS: On January 14, 2000, the Company acquired 100% of the stock of Allegiance Insurance Managers. Gerald H. Pastor, FCAS, President, CEO and principal shareholder of AIM was elected President & CEO of ACCEL's subsidiary, ANIC in October, 1999 and of ACCEL in November, 1999. In consideration for the acquisition, ACCEL assumed net liabilities of approximately $300,000 and has issued 529,040 shares of its common stock to shareholders of AIM, other than Pastor, and will issue an additional 997,036 shares to Pastor upon and subject to receipt of clearance by the Ohio Department of Insurance. A liability has been established at June 30, 2000 for the value of the consideration to be issued to Pastor in the amount of approximately $770,000. Should the forgoing clearance not be received, ACCEL will issue to Pastor such other consideration as may be mutually agreed upon by ACCEL and Pastor, which may include a lesser number of shares of ACCEL common stock (subject to the foregoing clearance) and/or other securities. Under the terms of the transaction, ACCEL will also issue up to an additional 2,180,110 shares of its common stock to the shareholders of AIM if the combined business meets certain performance criteria over the six years after the acquisition. If the business does not achieve certain cumulative earnings by December 31, 2002, the former AIM shareholders will return 763,038 shares to ACCEL.

AIM operates as an underwriting manager, managing general agency, and claims administrator for various programs, companies and clients. It will continue to expand its operations in these areas. ANIC has placed all of its underperforming products in run-off and is seeking either additional capital or a sale of the company. Going forward, the primary focus of ACCEL and ANIC will be the non-standard automobile line of business.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE A--SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

Also on January 14, 2000, ACCEL completed arrangements for a credit facility of $5,000,000 from a related party. Terms of the facility are 10% interest payable quarterly, plus 280,000 warrants per $1,000,000 borrowed, at a price of $2.00 per share. All monies owed under the facility will be due in full by December 31, 2003. Applicable warrants will expire on December 31, 2004. As of June 30, 2000, $3.1 million of the facility has been drawn down and used for either agency purchases or working capital, resulting in the issuance of 858,200 warrants. A portion of the proceeds received on the credit facility has been allocated to the warrants issued and has been recorded as additional paid-in capital.

On January 19, 2000 ACCEL acquired the assets of Payless Insurance Agencies ("Payless"). Payless is comprised of two locations in the Fort Lauderdale/Broward County area, specializing in non-standard automobile insurance. On January 20, 2000 ACCEL acquired substantially all of the assets of Unistar Florida Holdings, Inc. ("Unistar"), representing 49 agency locations throughout the state of Florida, also specializing in non-standard automobile insurance. On May 21, 2000, ACCEL acquired the assets of Capitol Insurance Agency & Tax Service, Inc. ("Capitol"). Capitol is comprised of one location in West Palm Beach, FL, also specializing in non-standard automobile insurance. For all agencies acquired, ACCEL paid approximately $4,975,000 in cash and notes. All agency asset acquisitions were accounted for utilizing purchase accounting and resulted in the recording of intangible assets of approximately $4,692,000.

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

The Company has been a net-seller of its fixed income portfolio during the first six months of 2000. The net sale of securities reduced the Company's fixed maturity available for sale portfolio by $8.8 million for the six months ended June 30, 2000. At June 30, 2000, the available for sale fixed income portfolio is $12.2 million. However, $4.9 million of this is on deposit with various state regulators and is generally unavailable to fund the operations of ANIC.

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

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE A--SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

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

The Company has entered into reinsurance contracts associated with its property
- casualty business. Under these agreements, the Company transfers a percentage of risk to the related reinsurer. The Company also has agreements that transfer risks after a predetermined loss has been reached. Unearned premium reserves associated with these agreements at June 30, 2000 and December 31, 1999 are $2.3 million and $1.9 million, respectively, and the liability for insurance claims ceded under these agreements is $29.4 million and $40.0 million at June 30, 2000 and December 31, 1999, respectively.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE B -- REINSURANCE - (CONTINUED)

The following data summarizes certain aspects of the Company's reinsurance activity for 2000 and 1999:

Premiums written and earned in 2000 and 1999 are summarized as follows:

                              WRITTEN                                                  EARNED
            -----------------------------------------------      -----------------------------------------------
                                                   Period Ended June 30,
              Six Months Ended          Three Months Ended         Six Months Ended          Three Months Ended
              2000         1999          2000         1999        2000          1999         2000          1999
            -------      --------      -------      -------      -------      --------      -------      -------
                                                  (Thousands of dollars)
Direct      $ 1,558      $ 11,823      $ 1,460      $ 4,975      $ 1,882      $ 18,353      $   785      $ 9,321
Assumed          58         3,405         (176)       1,714          559         3,723          326        1,829
Ceded        (1,754)       (3,171)      (1,652)        (403)      (1,387)       (9,734)      (1,152)      (4,681)
            -------      --------      -------      -------      -------      --------      -------      -------
Net         $  (138)     $ 12,057      $  (368)     $ 6,286      $ 1,054      $ 12,342      $   (41)     $ 6,469
            =======      ========      =======      =======      =======      ========      =======      =======


Loss and loss adjustment expenses incurred in 2000 and 1999 are summarized as follows:

                              Six Months Ended        Three Months Ended
                                   June 30,                 June 30,
                               2000       1999          2000       1999
                               ----       ----          ----       ----
                                        (Thousands of dollars)
Direct                        $4,199    $18,888         $1,979    $9,965
Assumed                          401      2,272            329     1,268
Ceded                         (3,591)    (9,691)        (2,211)   (4,089)
                              -------  ---------        -------   -------
Net                           $1,009    $11,469         $   97    $7,144
                              ======    =======         ======    =======


NOTE D--SEGMENT INFORMATION

ACCEL operates in the property-casualty insurance industry within the United States. Through its January 2000 purchases, the Company is also in the property-casualty agency business and in the insurance services business including underwriting management, actuarial consulting and claims administration. Except for certain claims handling fees between ANIC and AIM, there are no intersegment sales. The allocations of certain general expenses and investment income within segments are based on a number of assumptions, and the reported operating results would change if different methods were applied. Depreciation and capital expenditures are not considered material. Information relating to revenue, loss before income taxes and identifiable assets by segment are summarized as follows:

                                                     Six Months Ended               Three Months Ended
                                                         June 30,                        June 30,
                                                  2000             1999            2000            1999
                                                 -------         --------         -------         -------
                                                  (Thousands of dollars)          (Thousands of dollars)
Revenue:
        Property/Casualty Insurance              $ 1,497         $ 13,271         $   351         $ 6,930
        Insurance Agencies                         5,174               --           2,910
        Insurance Services                           841               --             172              --
        Corporate                                      7             (142)              7            (146)
                                                 -------         --------         -------         -------
            Total                                $ 7,519         $ 13,129         $ 3,440         $ 6,784
                                                 =======         ========         =======         =======

Income (loss) before federal income taxes
        Property/Casualty                        $(1,915)        $ (5,280)        $(1,196)        $(4,342)
        Insurance Agencies                          (732)              --            (588)             --
        Insurance Services                          (486)              --            (604)             --
        Corporate                                   (345)            (884)           (276)           (563)
                                                 -------         --------         -------         -------
            Total                                $(3,478)        $ (6,164)        $(2,664)        $(4,905)
                                                 =======         ========         =======         =======

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE D--SEGMENT INFORMATION  - (CONTINUED)

                                    June 30,         December 31,
                                      2000               1999
                                    --------         ------------
                                       (Thousands of dollars)
Identifiable assets:
      Property/Casualty             $51,480            $72,629
      Insurance Agencies              5,474                 --
      Insurance Services              2,061                 --
      Corporate                         275                406
                                    -------            -------
        Total                       $59,290            $73,035
                                    =======            =======



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


NOTE E--COMMITMENTS AND CONTINGENCIES

The "Galaxy" New York Liquidation Bureau Suit:

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

As reflected above, the suit requested indemnification or reimbursement for the claims paid or to be paid by the Guaranty Fund to Galaxy insureds on policies which may have been covered by the Certificates. ANIC has maintained that the Guaranty Fund does not have the right to seek indemnification unless the terms and conditions of validly issued Certificates have been strictly complied with. Accordingly, ANIC filed for dismissal of the suit which motion was granted by the Court on October 6, 1998. Thereafter, the Superintendent moved to reargue and renew his opposition to ANIC's motion to dismiss. By an Order dated February 23, 1999, the Court denied the Superintendent's motion. The Superintendent has filed a Notice of Appeal of the Court's Decision and Order dismissing the complaint, and has filed a brief in support of the appeal. On July 17, 2000, the Company was notified that the Appellate Court ruled against the dismissal by the New York State Supreme Court. Subsequently, the Company and the Superintendent have agreed to suspend any motions in this matter for a period of 45 days. ANIC will continue to defend vigorously against the Superintendent's lawsuit.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE E--COMMITMENTS AND CONTINGENCIES -(CONTINUED)

The North Dakota-Lyndon Matter:

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


NOTE F -- SUBSEQUENT EVENT

In May 2000, the State of Ohio Department of Insurance (the "Ohio DOI") issued an Order of Supervision appointing a Supervisor of ANIC under Ohio Revised Code
Section 3903 (A) or (B). ANIC may not dispose of, convey, or encumber any of its assets, withdraw from bank accounts or lend any of its funds without prior approval of the Supervisor. There are further limitations on entering into new contracts or transactions by ANIC without such prior approval. The term of the Supervision is for 60 days and is automatically renewed until lifted by the Ohio DOI. At the same time, the Ohio DOI began a financial examination of ANIC's statutory books and records. The action was taken by the Ohio DOI pursuant to the Authorized Control Level Risk Based Capital position of ANIC as of December 31, 1999. Management of the Company believes the Order of Supervision will not have a material adverse impact on the Company's current operations since ANIC has essentially written no new business since the summer of 1999. Furthermore, the Company acknowledges the need for additional capital and is considering various alternatives, including utilization of the remaining credit facility described in note A, a possible sale of ANIC, or other investor sources of capital. In addition to the actions taken by the Ohio DOI, the company has been notified by seven other states in which it is licensed that it no longer can write additional business in these states without prior written approval.

As a result of the preliminary financial examination by the Ohio DOI, the Company has recorded $558,000 of additional expense in the June 30, 2000 financial statements.

On August 4, 2000, A.M. Best Company revised ANIC's "Best Rating" from B- (Fair) to a rating of E (Under Regulatory Supervision). Management of the Company believes the change in the A.M. Best rating will not have a material adverse impact on the Company's current operations since ANIC has written no new business since the summer of 1999, except for certain 100%-ceded aviation policies.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

   Operating Results for the Three and Six Months Ended June 30, 2000 and 1999

OVERVIEW

ACCEL International Corp. ("ACCEL" or "the Company") is a publicly traded holding company headquartered in Simsbury, Connecticut. Its principal operating subsidiaries underwrite property-casualty business, sell non-standard automobile insurance, and provide certain services to the property-casualty insurance company marketplace. ACCEL conducts its business through three principal operating entities. Acceleration National Insurance Company ("ANIC") underwrites U.S. property-casualty insurance, although ANIC is currently in run-off and is under supervision of the Ohio Department of Insurance. On August 4, 2000, A.M. Best Company revised ANIC's "Best Rating" from B- (Fair) to a rating of E (Under Regulatory Supervision). Management of the Company believes the change in the A.M. Best rating will not have a material adverse impact on the Company's current operations since ANIC has written no new business since the summer of 1999, except for certain 100%-ceded aviation policies. Accelerated Agency Group ("AAG") produces non-standard automobile insurance under the Unistar trade name in Florida. And Allegiance Insurance Managers ("AIM") provides underwriting, actuarial and claims services to the property-casualty insurance company marketplace.

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

Also on January 14, 2000, ACCEL completed arrangements for a credit facility of $5,000,000 from a related party. Terms of the facility are 10% interest payable quarterly, plus 280,000 warrants per $1,000,000 borrowed, at a price of $2.00 per share. All monies owed under the facility will be due in full by December 31, 2003. Applicable warrants will expire on December 31, 2004. At June 30, 2000, $3.1 million has been drawn down from the facility and 858,200 warrants have been issued.

On January 19, 2000 ACCEL acquired the assets of Payless Insurance Agencies ("Payless"). Payless is comprised of two locations in the Fort Lauderdale/Broward County area, specializing in non-standard automobile insurance. On January 20, 2000 ACCEL acquired substantially all of the assets of Unistar Florida Holdings, Inc. ("Unistar"), representing 49 agency locations throughout the state of Florida, also specializing in non-standard automobile insurance. On May 21, 2000, ACCEL acquired the assets of Capitol Insurance Agency & Tax Service, Inc. ("Capitol"). Capitol is comprised of one location in West Palm Beach, FL also specializing in non-standard automobile insurance. ACCEL paid approximately $4,975,000 in cash and notes for all agencies acquired. All agency asset acquisitions were accounted for utilizing purchase accounting and resulted in the recording of intangible assets of approximately $4,692,000.

CONSOLIDATED RESULTS OF OPERATIONS
QUARTER AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH QUARTER AND SIX MONTHS ENDED JUNE 30, 1999

The Company announced on July 2, 1999 it would cease writing or renewing its current lines of commercial property-casualty business due to its loss experience from 1998 and 1999. Management is pursuing efforts to restructure or sell the insurance company.

REVENUES

Total revenues for the six months ended June 30, 2000 decreased 41% to $7.7 million, compared to $13.1 million for the same period in 1999. For the quarter ended June 30, 2000, total revenues decreased 47% to $3.6 million, compared to $6.8 million for the same quarter in 1999. The Company ceased writing new policies of insurance and is non-renewing its in-force policies. The net unearned premium reserve at June 30, 2000 is $2.3 million, a reduction of $6.1 million from the June 30, 1999 unearned premium reserve of $8.4 million. The net premiums written for the six months ending June 30, 2000 are $(138,000) compared to the six months ending June 30, 1999 of $12.1 million. Included in ACCEL's consolidated results of operations for 2000 are AAG's and AIM's operating results.

NET PREMIUMS EARNED

Net premiums earned for the six months ended June 30, 2000 were $1.1 million, compared to $12.3 million in 1999, a 90% decrease. For the quarter ended June 30, 2000, net premiums earned were $(41,000), compared to $6.5 million in 1999. The Company's insurance operations are in run-off, except for a certain aviation risks program, which is 100% ceded to three A.M. Best + Company "A" rated reinsurers.. The decrease in 2000 compared to 1999 was due to the Company's announcement and subsequent management of its run-off property-casualty activity. ACCEL's new focus is on non-standard automobile insurance markets. The Company will sell this line of business, including ancillary products, through its owned agencies producing commission income and fees. The Company will also provide to property and casualty non-standard automobile insurance companies, other related services including actuarial, underwriting and claims management, producing service fee revenue.

NET INVESTMENT INCOME

ACCEL's net investment income for the six months ended June 30, 2000 was $592,000 compared to $941,000 for the same period in 1999. For the quarter ended June 30, 2000, net investment income was $302,000 compared to $466,000 in 1999, a 35% decrease. The overall decrease in net investment income in the first six months of 2000 was due to run-off property-casualty loss and loss adjustment expense payments that have decreased the invested asset base, and the fact that ANIC is not currently writing any new or renewal property-casualty business.

NET REALIZED INVESTMENT (LOSSES) GAINS

ACCEL net realized capital losses for the six months ended June 30, 2000 were $307,000 or $(.03) per basic and diluted share, compared to a net realized capital gain of $1,000 for the same period in 1999. For the quarter ended June 30, 2000, net realized capital losses were $68,000 or $(.01) per basic and diluted share, compared to no net realized capital gains or losses during the same quarter in 1999. After-tax net realized capital losses resulted primarily from the sale of securities in the first six months to fund loss and loss adjustment expense payments. Due to the significant amount of available net operating loss carryforwards, the tax benefits normally associated with these losses can not be recorded.

SERVICE FEE, COMMISSION AND OTHER INCOME

Service fee, commission, and other income for the six months ended June 30, 2000 was $6.2 million, compared to a loss of $90,000 in the same period in 1999. For the quarter ended June 30, 2000, service fee, commission, and other income was $3.2 million, compared to a loss of $108,000 for the same quarter in 1999. Service fee revenue was $900,000 in the first six months of 2000 and $246,000 in the quarter ended June 30, 2000. This increase reflects the inclusion of AIM's service fee business in 2000. Commission revenue from AAG's operations was $5.0 million in the first six months of 2000 and $2.9 million in the quarter ended June 30, of 2000.

LOSS AND LOSS ADJUSTMENT EXPENSES INCURRED

ACCEL's loss and loss adjustment expenses incurred for the six months ended June 30, 2000 was $1.0 million, compared to $11.5 million in the same period in 1999. For the quarter ended June 30, 2000, loss and loss adjustment expenses incurred was $97,000, compared to $7.1 million for the same period in 1999. The decrease is principally attributable to the decrease in premium volume because of the Company's position in run-off property-casualty insurance business.

POLICY ACQUISITION COSTS

ACCEL's deferred policy acquisition costs for the six months ended June 30, 2000 were $280,000, compared to $874,000 in the same period in 1999. For the quarter ended June 30, 2000, deferred policy acquisition costs were $59,000 compared to $475,000 for the same period in 1999. The decrease in the expense of $594,000 in the six month period ending June 30, 2000 compared to the same time period last year, is principally attributable to the decrease in premium volume because of the ANIC's run-off property and casualty insurance business. There are no remaining policy acquisition costs deferred as of June 30, 2000.

UNDERWRITING EXPENSES

During the first six months of 2000, ANIC recorded underwriting expenses of $2.1 million, compared to $5.3 million in the same period in 1999. For the quarter ended June 30, 2000, underwriting expenses were $1.4 million, compared to $2.4 million for the same period in 1999. Underwriting expenses consist of commissions, general and administrative expense, and taxes licenses and fees, offset by reinsurance expense recoveries. The decrease in the expense of $3.2 million during the first six months of 2000, and the decrease in the expense of $1 million for the second quarter, compared to the same time periods in 1999, are principally attributable to the decrease in premium volume because of the ANIC's run-off property and casualty insurance business. The remainder of the Company's general and administrative expense was attributable to AAG ($3.8 million in the first six months and $2.2 million in the second quarter) and to AIM ($.7 million in the first six months and $.2 million in the second quarter)

RESTRUCTURING COST

Restructuring costs for the first six months of 2000, were $414,000, compared to $1.7 million in the same period in 1999. For the quarter ended June 30, 2000, restructuring costs were $252,000, compared to $1.7 million for the same period in 1999. Restructuring costs consist of salary and other personnel termination benefits and the costs associated with scaling back operations of the insurance company while in a run-off mode. The decrease in the expense of $1.3 million during the first six months of 2000, and the decrease in the expense of $1.4 million for the second quarter, compared to the same time periods in 1999, are principally attributable to the decrease in insurance processing activity because of the ANIC's run-off property and casualty insurance business.

INTANGIBLE AMORTIZATION

Intangible amortization, which includes amortization of goodwill and other intangibles, for the first six months of 2000, was $250,000, and $134,000 for the quarter ended June 30, 2000. This increase reflects the inclusion, through purchase, of AAG's and AIM's businesses in 2000.

INTEREST EXPENSE

Interest expense for the first six months of 2000, was $190,000 and $110,000 for the quarter ended June 30, 2000. This increase reflects the interest on notes payable used to finance the purchase of AAG's and AIM's businesses in 2000.

INCOME TAX BENEFIT

Income tax benefit for the first six months of 2000 was $172,000, compared with no income tax benefit for the same time period in 1999. There was no income tax benefit recorded in the quarters ended June 30 for either year. For the first six months of 2000, ACCEL recorded an income tax benefit of $172,000 for the release of current taxes previously recorded and remaining on the December 31, 1999 balance sheet. There is no current federal income tax liability because of NOL carryforwards available to the consolidated group. The Company has not established a net deferred tax asset because its history of net operating losses makes realization uncertain.

NET LOSS

For the first six months of 2000, ACCEL generated a net loss of $3.3 million, compared to a net loss of $6.2 million for the same period in 1999. For the quarter ended June 30, 2000, the net loss was $2.7 million compared with a net loss of $4.9 million for the comparable period in 1999. The basic and diluted net loss per share was a loss of $(.37) for the six months ended June 30, 2000 and $(.29) for the quarter ended, as compared to basic and diluted net loss per share of $(.72) and $(.57) respectively, for the same periods in 1999.

LIQUIDITY AND CAPITAL RESOURCES

For the first six months of 2000, the Company has experienced negative operating cash flow of $6.3 million. Since ANIC's insurance operations are in run-off, the Company has had to be a net-seller of its fixed income portfolio during the first six months of 2000, and the net cash provided by investing activities was $10.0 million. These net sales of securities reduced the Company's fixed maturity available for sale portfolio by $8.8 million for the six months ended June 30, 2000, and by $1.6 million during the quarter ended June 30, 2000. At June 30, 2000, the available for sale portfolio is $12.2 million; however $4.9 million of this is on deposit with various state regulators and is generally unavailable to fund the operations of ANIC. Therefore, free available for sale securities are $7.3 million. Also, the start-up operations of the agency business of AAG, have consumed cash during the transition period to the Company's new ownership. The Company has had to use $1.0 million from the credit facility established in January 2000, to support current working capital needs. Currently, management continues to see a net negative cash flow from all operations for the third quarter 2000, which will require the Company to either sell securities or borrow again from the credit facility during the third quarter. The Company expects both AIM and AAG to produce positive cash flow in the fourth quarter 2000.

The Company's "available for sale" fixed maturity securities at June 30, 2000 and December 31, 1999 include collateralized mortgage obligation securities and asset-backed collateralized securities. The mortgage and asset-backed securities are subject to risks associated with variable prepayments. As such, those securities may have a different actual maturity and yield than planned at the time of purchase. The degree to which a security is susceptible to either gains or losses is influenced by the difference between its amortized cost and par value, relative sensitivity of the underlying mortgages to prepayment risk in a changing interest rate environment and relative priority of the securities in the overall securitization.

The Company limits the extent of its risks on fixed maturity securities by generally avoiding securities whose cost significantly exceeds par, by purchasing securities which are backed by stable collateral, and by concentrating on securities that have either a planned amortization or sequential pay classes. The collateralized mortgage obligations and asset backed securities owned have primarily short to intermediate average lives. At June 30, 2000 the Company did not have a significant amount of higher risk mortgage or asset backed securities that had a significant risk of loss or principal. There are negligible default risks on the mortgage and asset backed security portfolios as a whole as the vast majority of the assets are either guaranteed by U.S. government-sponsored entities or are supported in the securitization structure by junior securities enabling the assets to achieve high investment grade status. The Company's collateralized mortgage obligations and asset backed securities are predominantly sequential pay with little or no exposure to interest only obligations ("IOs") or inverse IOs.

Ohio domiciled insurance companies are subject to Ohio law which regulates the ability of insurance companies to pay dividends. The regulation limits the annual dividend or distribution of an insurer to the greater of (1) net income of the previous year or (2) 10% of unassigned surplus as of the end of the previous year. In addition, all dividends must come from earned surplus to qualify as a non-extraordinary dividend. Amounts greater than this would be considered extraordinary dividends and could not be paid without permission of the Ohio Department of Insurance ("Ohio Department"). Based on this regulation, ANIC would require Ohio Department approval to pay any dividend to ACCEL during 2000. AAG has not reached the point in its operations where it can pay any dividends to ACCEL.

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

SAFE HARBOR DISCLOSURE

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, ACCEL sets forth below cautionary statements identifying important risks and uncertainties that could cause its actual results to differ materially from those that might be projected, forecasted or estimated in its "forward-looking statements" within the meaning of Section 27A of the securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, made by or on behalf of ACCEL in this Quarterly Report on Form 10-Q and in press releases, written statements or documents filed with the Securities and Exchange Commission, or in its communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls. Such statements may include, but are not limited to, projections of premium revenue, investment income, other revenue, losses, expenses, earnings (including earnings per share), cash flows, plans for future operations, common stockholders' equity (including book value per share), investments, financing needs, capital plans, dividends, plans related to products or services of ACCEL and estimates concerning the effects of litigation or other disputes, as well as assumptions for any of the foregoing and generally expressed with the words such as "believes," "estimates," "expects," "anticipates," "plans," "projects," "forecasts," "goals," "could have" "may have," and similar expressions. ACCEL, as a matter of policy, does not make any specific projections as to future earnings nor does it endorse any projections regarding future performance that may be made by others.

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

Significant interest rate risk sensitive instruments as of June 30, 2000 were:

                                                                                                                             TOTAL
                                                                                                                             FAIR
                                    2000         2001         2002         2003         2004     Thereafter     TOTAL        VALUE
                                                                    (Millions of dollars)
INVESTMENTS IN FIXED MATURITY SECURITIES

Principal Amount                  $ 0.77       $ 5.13       $ 2.55       $ 0.40         0.50      $ 3.14       $12.25        $12.25
Book Value (amortized cost)         0.77         5.17         2.58         0.40         0.52        3.17        12.62
Average Interest Rate               5.95%        6.24%        5.69%        6.79%        6.27%       7.01%        6.32%         7.17%


SHORT-TERM INVESTMENTS

Principal Amount                  $  .93           --           --           --           --          --       $ 1.14        $ 1.14
Book Value                           .93           --           --           --           --          --         1.14
Average Interest Rate               6.26%          --           --           --           --          --         6.26%         6.26%

PART II.  OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K

  (a)     Exhibits

          27.0 Financial Data Schedule

  (b)     Reports on Form 8-K filed during the quarter ended June 30, 2000:

          None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                ACCEL INTERNATIONAL CORPORATION
                                                (Registrant)


DATED: August 21, 2000




BY: /s/ Gerald H. Pastor                        BY: /s/ Richard A. Lawrence
    --------------------------------------          ----------------------------
    Gerald H. Pastor                                Richard A. Lawrence
    *President and Chief Executive Officer         *Vice President, Chief
                                                    Financial Officer
                                                    and Treasurer


* Have been duly authorized to execute the report on behalf of the Registrant.