Form 10-Q
period 2000-09-30
ACCEL INTERNATIONAL CORP
filed 2000-11-21
CIK 1985

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

FOR THE TRANSITION PERIOD FROM ______________________ TO ______________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X      No
                                      _____        ______

As of October 31, 2000, there were 9,084,004 shares of Common Stock, $.10 par value per share outstanding.

                                                      COMMISSION FILE NO. 0-8162


                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

                                      INDEX

PART I -- FINANCIAL INFORMATION

         Item 1.  Financial Statements                                                                         Page
                                                                                                               ----
                  Consolidated Balance Sheets
                      September 30, 2000 (unaudited) and December 31, 1999                                    3 - 4

                  Consolidated Statements of Operations
                      Three months and nine months ended September 30, 2000 (unaudited) and 1999                  5

                  Consolidated Statements of Common Stockholders' Equity
                      Three months and nine months ended September 30, 2000 (unaudited)
                      and year ended December 31, 1999                                                            6

                  Consolidated Statements of Cash Flows
                      Nine months ended September 30, 2000 (unaudited) and 1999                                   7

                  Notes to Unaudited Consolidated Financial Statements                                       8 - 14

         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                                   15 - 18

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                     19


PART II -- OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Common Security Holders                                     20

         Item 14 (c) -- Exhibits:

         Exhibit 3.    Articles of Incorporation and By-Laws:
                       3.8 Amendments to Article I and Article IX of the Registrant's Bylaws as passed by shareholders on September 7, 2000. (Incorporated by reference to Exhibit B to the Company's definitive Proxy Statement for the 2000 annual meeting of stockholders of the Company.)

         Exhibit 10.   Material Contracts:
                       10.11 Amendment to the Company's 1996 Stock Incentive Plan as passed by shareholders on September 7, 2000. (Incorporated by reference to Exhibit B to the
                       Company's definitive Proxy Statement for the 2000 annual meeting of stockholders of the Company.)

         Signature                                                                                               21

         Exhibit 27.1  Financial Data Schedule

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                         September 30,         December 31,
                                                             2000                  1999
                                                             ----                  ----
                                                          (Unaudited)
ASSETS                                                         (Thousands of dollars)


Cash                                                        $  276                $  252
Receivables:
     Receivable from premium finance company                   924                    --
     Other accounts receivable                                 777                    --
                                                            ------                ------
                                                             1,977                   252

Equipment--at cost, less accumulated
     depreciation (2000--$765,551; 1999--$0)                   483                    --
Goodwill and intangible assets                               6,006                    --
Other assets                                                   107                   179
Net Assets of Discontinued Operations                          588                 4,744
                                                            ------                ------
                                                             7,184                 4,923
                                                            ------                ------



Total assets                                                $9,161                $5,175
                                                            ======                ======

                                                                     (Continued)




See notes to unaudited consolidated financial statements

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                                             September 30,               December 31,
                                                                 2000                        1999

                                                              (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY                         (Thousands of dollars, except share data)


Notes payable                                                  $  7,173                    $     --
Unearned commissions                                                298                          --
Acquisition liability                                               769                          --
Accounts payable                                                  1,076                         114
Other liabilities                                                   357                          --
Current federal income taxes                                         --                         172
                                                               --------                    --------
                                                                  9,674                         286



Commitments and Contingencies

Redeemable Preferred Stock:
    Authorized shares--1,000,000;
       no issued or outstanding shares                               --                          --

Common stockholders' equity:
    Common stock, $.10 par value
       Authorized shares (2000 and 1999--15,000,000)
       Issued shares (2000--9,997,234; 1999--9,468,196)           1,000                         947
    Additional paid-in capital                                   33,577                      32,659
    Accumulated deficit                                         (28,128)                    (21,178)
    Less treasury shares at cost (2000 and 1999--913,230)        (6,961)                     (6,961)
    Net unrealized available for sale                                --                        (578)
                                                               --------                    --------
                      Net stockholders' equity (deficit)           (512)                      4,889
                                                               --------                    --------


    Total liabilities & stockholders' equity                   $  9,161                    $  5,175
                                                               ========                    ========




See notes to unaudited consolidated financial statements.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             Three Months Ended September 30,    Nine Months Ended September 30,
                                                                 2000              1999              2000              1999
                                                                 ----              ----              ----              ----
                                                                       (Thousands of dollars, except per share data)
REVENUE:
     Net investment income:
         Interest and dividends                                         1                 1                 3                15
         Net realized capital gains                                    --               252                --               252
     Equity in gain affiliated company                                 --                65                --                --
     Service fee revenue                                             (348)               --               521                --
     Commission revenue                                             2,710                --             7,866                --
     Other income                                                     314               344               309               287
                                                              -----------       -----------       -----------       -----------
                                                                    2,678               662             8,699               554
                                                              -----------       -----------       -----------       -----------
EXPENSES:

     Commissions and other sales expense                            1,036                 3             3,264                 3
     General and administrative                                     2,612             3,754             7,530             4,512
     Amortization                                                     120                --               369                --
     Interest                                                         129                --               319                --
                                                              -----------       -----------       -----------       -----------
                                                                    3,896             3,757            11,482             4,515
                                                              -----------       -----------       -----------       -----------
LOSS BEFORE FEDERAL INCOME TAXES
AND DISCONTINUED OPERATIONS                                        (1,218)           (3,095)           (2,783)           (3,961)

     Federal income taxes:
         Current (benefit)                                             --                --              (172)               --
         Deferred expense                                              --                --                --                --
                                                              -----------       -----------       -----------       -----------
                                                                       --                --              (172)               --
                                                              -----------       -----------       -----------       -----------

LOSS FROM CONTINUING OPERATIONS                                    (1,218)           (3,095)           (2,611)           (3,961)

Discontinued operations--Note D
     Loss from operations of discontinued business            $    (2,257)           (1,194)      $    (4,170)      $    (6,491)
     Loss on disposal of business segment, including
         provision for operating loss of $510,616 during
         phase-out period                                            (168)               --              (168)                0

                                                              -----------       -----------       -----------       -----------
NET LOSS                                                      $    (3,643)      $    (4,289)      $    (6,949)      $   (10,452)
                                                              ===========       ===========       ===========       ===========

Earnings per common share--basic & diluted:
Loss from continuing operations                               $     (0.13)      $     (0.36)      $     (0.29)      $     (0.46)
Loss from discontinued operations                                   (0.25)            (0.14)            (0.46)            (0.76)
Loss on disposal of business segment                                (0.02)               --             (0.02)               --
                                                              -----------       -----------       -----------       -----------
Net loss per common share--basic & diluted                    $     (0.40)      $     (0.50)      $     (0.77)      $     (1.22)
                                                              ===========       ===========       ===========       ===========

Weighted average number of common
     shares outstanding                                         9,084,004         8,554,966         9,057,071         8,554,966
                                                              ===========       ===========       ===========       ===========



See notes to unaudited consolidated financial statements.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

                             (Thousands of dollars)

                                                                                                          Accumulated
                                                                                           Common stock      other
                                                  Common      Additional    Accumulated      held in     comprehensive
                                                  stock    paid-in capital    deficit        treasury        loss            Net
                                                 --------  ---------------  -----------    ------------  -------------    ---------
Balances at December 31, 1998                    $    947     $ 32,659       $ (3,933)      $ (6,961)      $    390       $ 23,102
     Comprehensive loss:
         Net loss                                      --           --        (17,245)            --             --        (17,245)
         Other comprehensive loss-
           change in net unrealized losses
           on investment securities                    --           --             --             --           (970)          (970)
                                                 --------     --------       --------       --------       --------       --------
         Comprehensive loss                            --           --        (17,245)            --           (970)       (18,215)
                                                 --------     --------       --------       --------       --------       --------
Balances at December 31, 1999                    $    947     $ 32,659       $(21,178)      $ (6,961)      $   (580)      $  4,887

     Comprehensive loss:
         Net loss                                      --           --         (6,950)            --             --         (6,950)
         Other comprehensive income-
           change in net unrealized losses
           on investment securities                    --           --             --             --            580            580
                                                 --------     --------       --------       --------       --------       --------
         Comprehensive loss                            --           --         (6,950)            --            580         (6,370)
     Issuance of 529,040 shares of
         Common Stock for Allegiance
         Insurance Managers purchase                   53          530             --             --             --            583
     Issuance of 1,243,200 warrants for
         Common Stock in conjunction with
         Notes Payable to Accel Finance Co.            --          388             --             --             --            388
                                                 --------     --------       --------       --------       --------       --------
Balances at September 30, 2000 (Unaudited)       $  1,000     $ 33,577       $(28,128)      $ (6,961)      $     --       $   (512)
                                                 ========     ========       ========       ========       ========       ========




See notes to unaudited consolidated financial statements.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Nine Months Ended September 30,
                                                                              2000           1999
                                                                            --------       --------
                                                                             (Thousands of dollars)
OPERATING ACTIVITIES:
     Loss from continuing operations                                        $ (2,611)      $ (3,961)
     Loss from discontinued operations                                        (4,170)      $ (6,491)
     Adjustments to reconcile income (loss) from continuing operations to net cash used in by operating activities:
             Change in other assets, other liabilities
                and accrued income taxes                                        (115)        (1,891)
             Provision for depreciation and amortization                         766             --
             Change in net value of discontinued operations                   (8,376)         9,076
             Net realized losses on investments                                   --             --
                                                                            --------       --------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                          (14,980)        (3,267)

INVESTING ACTIVITIES:
     Equity method investment, net                                                --          4,747
     Investing activities of discontinued operations                          12,546         (2,585)
     Purchases of subsidiaries                                                (6,006)            --
                                                                            --------       --------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                            6,540          2,162
                                                                            --------       --------

FINANCING ACTIVITIES:
     Issuance of notes payable                                                 7,173             --
     Change in accrual of payable related to acquisitions                        769             --
     Warrants Issued                                                             385             --
     Repayment of notes payable                                                  137             --
                                                                            --------       --------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                            8,464             --
                                                                            --------       --------

NET INCREASE (DECREASE) IN CASH                                                   24         (1,105)
Cash at beginning of year                                                        252          1,174
                                                                            --------       --------
CASH AT END OF PERIOD                                                       $    276       $     69
                                                                            ========       ========




See notes to unaudited consolidated financial statements.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000


NOTE A--SIGNIFICANT ACCOUNTING POLICIES

CONTINUING OPERATIONS:

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

PRINCIPLES OF CONSOLIDATION: The accompanying unaudited consolidated financial statements include the accounts of ACCEL and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the unaudited consolidated financial statements. Beginning with the September 30, 2000 financial statements, ACCEL's property and casualty subsidiary, Acceleration National Insurance Company (ANIC), is shown as discontinued operations, and ANIC is no longer fully consolidated. All previous year's statements have been adjusted to be comparable.

DESCRIPTION OF BUSINESS: ACCEL is an insurance services holding company incorporated in Delaware. Through its January 2000 purchases of Allegiance Insurance Managers (AIM) and Accelerated Agency Group (AAG), ACCEL operates in the non-standard auto insurance agency business, and provides various property and casualty insurance services including underwriting management, actuarial support and claims administration.

Formerly, through the Company's wholly owned subsidiary, Acceleration National Insurance Company (ANIC), ACCEL was engaged in the underwriting and sale of property-casualty insurance products, primarily concentrating, until mid-1999, on commercial automobile business. Before ANIC announced, on July 2, 1999, its comprehensive exit from its then current lines of business, it offered various policies covering long-haul trucking, charter bus, limousine and paratransit vehicle fleets, as well as other specialized products tailored to other groups such as crane operators and gun dealers. ANIC offered these products through general agents. Management is pursuing efforts to sell ANIC and the financial statements reflect ANIC as discontinued operations.

ANIC is subject to regulation by the insurance departments of states in which it is licensed, and undergoes periodic examinations by those departments. Beginning May 2, 2000, the Ohio Department of Insurance ("the Department"), the domiciliary regulator of ANIC, began an examination of the financial affairs of ANIC for the years 1998 and 1999. On May 4, 2000, ANIC received an order of supervision from the Department (see Note G). Because of ANIC's Risk Based Capital position at December 31, 1999, the Department requested the Company to file a "as-is" RBC Plan by April 18, 2000, and a RBC Plan including an additional capital assumption by May 15, 2000. The Company complied with both of the Department's requests by the due dates. As of the filing date of this Form 10-Q, the Department has neither accepted nor denied the Company's filings. On September 29, 2000, the Department completed its on-site financial examination, and gave management the preliminary results of such review. The financial results for the third quarter and year-to-date 2000, include all accounting entries known to management as of the last day of the Department's on-site field examination. The Company is currently attempting to find a buyer for ANIC. If the Company fails to secure a buyer for ANIC during the fourth quarter of 2000, management expects that the Department will ask the Company to consent to an order of rehabilitation.

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

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE A--SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

AIM operates as an underwriting manager, managing general agency, and claims administrator for various programs, companies and clients. It plans to continue to expand its operations in these areas. ANIC is in run-off and ACCEL is seeking a sale of the company. Going forward, the primary focus of ACCEL will be the non-standard automobile line of business.

Also on January 14, 2000, ACCEL completed arrangements for a credit facility of $5,000,000 from a related party. Terms of the facility are 10% interest payable quarterly, plus 280,000 warrants per $1,000,000 borrowed. The warrants can be exercised at a price of $2.00 per share. All monies owed under the facility will be due in full by December 31, 2003. Applicable warrants will expire on December 31, 2004. As of September 30, 2000, $4.4 million of the facility has been drawn down and used for either agency purchases or working capital, resulting in the issuance of 1,243,200 warrants. A portion of the proceeds received on the credit facility has been allocated to the warrants issued and has been recorded as additional paid-in capital.

On January 19, 2000 ACCEL acquired the assets of Payless Insurance Agencies ("Payless"). Payless was comprised of two locations in the Fort Lauderdale/Broward County area, specializing in non-standard automobile insurance. On January 20, 2000 ACCEL acquired substantially all of the assets of Unistar Florida Holdings, Inc. ("Unistar"), representing 49 agency locations throughout the state of Florida, also specializing in non-standard automobile insurance. On May 21, 2000, ACCEL acquired the assets of Capitol Insurance Agency & Tax Service, Inc. ("Capitol"). Capitol is comprised of one location in West Palm Beach, FL, also specializing in non-standard automobile insurance. For all agencies acquired, ACCEL paid approximately $4,975,000 in cash and notes. All agency asset acquisitions were accounted for utilizing purchase accounting and resulted in the recording of intangible assets of approximately $4,692,000. As of September 30, 2000, the original 52 locations have been consolidated into 38 locations for both efficiency of operations and expense management considerations. No decrease in commission revenue is expected from the consolidation.

ACCOUNTING ESTIMATES: In preparing the unaudited consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the unaudited consolidated financial statements and revenues and expenses for the reporting period. Actual results could differ significantly from those estimates. The most significant estimates include those used in determining the liability for insurance claims and claims adjustment expense reserves. Although some variability is inherent in these estimates, management believes the amounts provided are adequate. The estimates are continually reviewed and adjusted as necessary. Such adjustments are generally reflected in discontinued operations.

EQUIPMENT AND DEPRECIATION: Equipment is carried at cost less accumulated depreciation. Depreciation is provided using the straight-line method over an estimated useful asset life of five years.

INTANGIBLE ASSETS: Intangible assets include goodwill and other intangible assets associated with purchase transactions, and are amortized over their respective lives, on a straight line basis, up to ten years.

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

DISCONTINUED OPERATIONS:

INVESTMENTS: ANIC classifies its fixed maturity and equity securities as available for sale, therefore these securities are carried at fair value and the unrealized appreciation or depreciation is reported as a separate component of common stockholders' equity after giving effect to applicable income taxes. Short-term investments, which include U. S. Treasury securities, commercial paper and certificates of deposit are carried at fair value which approximates cost. Realized gains and losses on the disposal of investments are determined by specific identification and are included in the unaudited consolidated statements of operations.

When other than temporary decline in value is recognized, the specific investment is carried at estimated realizable value and its original book value is reduced to reflect such impairment of the investment. Such reductions in book value are reflected in realized investment losses for the period in which they were written down. For mortgage backed securities, when the present value of estimated future cash flows discounted at a risk-free rate of return is less than the cost basis of the investment, an impairment loss is recognized by writing the investment down to its fair value.

ANIC has been liquidating its fixed income portfolio during the first nine months of 2000. The net sale of securities reduced the Company's fixed maturity available for sale portfolio by $12.3 million for the nine months ended September 30, 2000. At September 30, 2000, the available for sale fixed income portfolio is $8.7 million. However, $5.6 million of this is on deposit with various state regulators and is generally unavailable to fund the operations of ANIC.

DEFERRED POLICY ACQUISITION COSTS: The costs (principally commissions and certain expenses of policy issuance) of acquiring or renewing insurance business, all of which vary with and are directly related to the production of business, have been deferred. These deferred policy acquisition costs are amortized in a manner related to the recognition of premiums earned. Anticipated investment income is considered in determining recoverability of deferred costs. At September 30, 2000 ANIC carries no asset for deferred policy acquisition costs.

PREMIUM INCOME RECOGNITION AND UNEARNED PREMIUM RESERVES: Unearned premium reserves on property-casualty products are calculated on the pro rata method. At September 30, 2000 ANIC carries only $11,000 in unearned premium reserves.

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


CONTINUING OPERATIONS:

NOTE B -- SEGMENT INFORMATION

Through its January 2000 purchases, the Company operates in the property-casualty agency business and in the property-casualty insurance services business including underwriting management, actuarial consulting and claims administration. Except for certain claims handling fees between ANIC and AIM, there are no intersegment sales. The allocations of certain general expenses and investment income within segments are based on a number of assumptions, and the reported operating results would change if different methods were applied. Depreciation and capital expenditures are not considered material.

                INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE B -- SEGMENT INFORMATION (CONTINUED)

Information relating to revenue, loss before income taxes and identifiable assets by segment are summarized as follows:

                                                  Nine Months Ended            Three Months Ended
                                                    September 30,                  September 30,
                                                 2000           1999            2000          1999
                                                -------        -------        -------        -------
                                                (Thousands of dollars)        (Thousands of dollars)
Revenue:
      Insurance Agencies                        $ 8,196             --        $ 3,023             --
      Insurance Services                            459             --            (47)            --
      Corporate                                      44        $   554             37        $   662
                                                -------        -------        -------        -------
            Total                               $ 8,699        $   554        $ 3,013        $   662
                                                =======        =======        =======        =======

Income (loss) from continuing operations
    before Federal income tax:
      Insurance Agencies                        $(1,287)            --        $  (565)            --
      Insurance Services                           (959)            --           (471)            --
      Corporate                                    (537)       $(3,961)          (182)       $(3,095)
                                                -------        -------        -------        -------
          Loss from continuing operations       $(2,783)       $(3,961)       $(1,218)       $(3,095)
                                                =======        =======        =======        =======


                                      September 30,  December 31,
                                         2000           1999
                                      ------------   -----------
                                        (Thousands of dollars)
Identifiable assets:
     Insurance Agencies                 $6,040             --
     Insurance Services                  2,207             --
     Corporate                             326         $  431
     Discontinued Operations, net          588          4,746
                                        ------         ------
       Total                            $9,161         $5,177
                                        ======         ======


NOTE C -- COMMITMENTS AND CONTINGENCIES

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


Discontinued Operations:

NOTE D - DISCONTINUED OPERATIONS

As of September 29, 2000, the Company decided to sell or otherwise dispose of its property-casualty segment represented by the operations of Acceleration National Insurance Company (ANIC). The Board and management anticipate that the disposal should occur during the fourth quarter 2000. As of September 30, 2000, ANIC has assets of $53.6 million and liabilities of $52.9 million. In the Company's September 30, 2000 financial statements, an estimated loss of $168,000 on disposal of this business segment has been included. Such amount includes an estimate of $511,000 of provision for the future operating loss during the disposal period.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE E -- REINSURANCE

The ceding of insurance through reinsurance agreements does not discharge the primary liability of the original underwriter to the insured, but it is the practice of insurers to treat risks that have been reinsured with other companies, to the extent of the reinsurance, as though they were not risks for which the original insurer is liable. Should the reinsurer not be able to meet its obligations, those obligations are the ultimate responsibility of ANIC. Therefore, in financial statement presentation, premiums earned and loss and loss adjustment expenses are presented net of that portion of risks reinsured with other companies.

ANIC has entered into reinsurance contracts associated with its property - casualty business. Under these agreements, ANIC transfers a percentage of risk to the related reinsurer. ANIC also has agreements that transfer risks after a predetermined loss has been reached. Unearned premium reserves associated with these agreements at September 30, 2000 and December 31, 1999 are $11,000 and $1.9 million, respectively, and the liability for insurance claims ceded under these agreements is $37.2 million and $40.0 million at September 30, 2000 and December 31, 1999, respectively.

The following data summarizes certain aspects of ANIC's reinsurance activity for 2000 and 1999:

Premiums written and earned in 2000 and 1999 are summarized as follows:

                                  WRITTEN                                                      EARNED
           -----------------------------------------------------       ------------------------------------------------------
                                                       Period Ended September 30,
              Nine Months Ended            Three Months Ended             Nine Months Ended             Three Months Ended
             2000           1999           2000           1999           2000           1999            2000          1999
           --------       --------       --------       --------       --------       --------        --------       --------
                                                         (Thousands of dollars)
Direct     $  1,589       $ 15,251       $     31       $  3,428       $ 24,413       $ 18,353        $  2,294       $  6,060
Assumed          18          3,895            (40)           490          4,911          3,723             (38)         1,188
Ceded        (1,896)        (4,468)          (142)        (1,297)       (11,832)        (9,734)         (2,405)        (2,098)
           --------       --------       --------       --------       --------       --------        --------       --------
Net        $   (289)      $ 14,678       $   (151)      $  2,621       $ 17,492       $ 12,342        $   (149)      $  5,150
           ========       ========       ========       ========       ========       ========        ========       ========


Loss and loss adjustment expenses incurred in 2000 and 1999 are summarized as follows:

                     Nine Months Ended                     Three Months Ended
                       September 30,                         September 30,
                  2000               1999               2000               1999
                --------           --------           --------           --------
                                 (Thousands of dollars)
Direct          $ 16,889           $ 29,789           $ 12,690           $ 10,901
Assumed              368              3,626                (33)             1,354
Ceded            (14,135)           (16,538)           (10,544)            (6,847)
                --------           --------           --------           --------
Net             $  3,122           $ 16,877           $ (2,133)          $  5,408
                ========           ========           ========           ========


NOTE F - COMMITMENTS AND CONTINGENCIES, DISCONTINUED OPERATIONS

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

NOTE F - COMMITMENTS AND CONTINGENCIES, DISCONTINUED OPERATIONS (CONTINUED)

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

As reflected above, the suit requested indemnification or reimbursement for the claims paid or to be paid by the Guaranty Fund to Galaxy insureds on policies, which may have been covered by the Certificates. ANIC has maintained that the Guaranty Fund does not have the right to seek indemnification unless the terms and conditions of validly issued Certificates have been strictly complied with. Accordingly, ANIC filed for dismissal of the suit which motion was granted by the Court on October 6, 1998. Thereafter, the Superintendent moved to reargue and renew his opposition to ANIC's motion to dismiss. By an Order dated February 23, 1999, the Court denied the Superintendent's motion. The Superintendent has filed a Notice of Appeal of the Court's Decision and Order dismissing the complaint, and has filed a brief in support of the appeal. On July 17, 2000, the Company was notified that the Appellate Court ruled against the dismissal by the New York State Supreme Court. Subsequently, the Company and the Superintendent have agreed to suspend any motions in this matter for a period of 45 days.

On September 29, 2000, ACCEL received a settlement offer letter from the Superintendent. The letter offered to settle the suit by payment of 80% of the proceeds from a sale of ANIC, or $3.0 million from the proceeds of a sale of ANIC, whichever is greater. After much deliberation, ACCEL's management and Board of Directors verbally agreed to the settlement terms offered, without prejudice. A draft legal document has been prepared and comments by counsel for the Superintendent have been received. ANIC's counsel revised the settlement agreement and resubmitted to counsel for the Superintendent, but as of the filing date of this SEC Form 10-Q, the settlement agreement has neither been approved nor signed by the Company, the Superintendent, or by the Ohio DOI, and therefore the settlement is still pending until such time as all legal documents resolving this matter are properly executed. Should such continuing action result in particulars that are unacceptable to the Company, ANIC will continue to defend vigorously against the Superintendent's lawsuit.

NOTE G -- ANIC IN SUPERVISION

In May 2000, the State of Ohio Department of Insurance (the "Ohio DOI") issued an Order of Supervision appointing a Supervisor of ANIC under Ohio Revised Code
Section 3903 (A) or (B). ANIC may not dispose of, convey, or encumber any of its assets, withdraw from bank accounts or lend any of its funds without prior approval of the Supervisor. There are further limitations on entering into new contracts or transactions by ANIC without such prior approval. The term of the Supervision is for 60 days and is automatically renewed until lifted by the Ohio DOI. At the same time, the Ohio DOI began a financial examination of ANIC's statutory books and records. The action was taken by the Ohio DOI pursuant to the Authorized Control Level Risk Based Capital position of ANIC as of December 31, 1999. Management of the Company believes the Order of Supervision will not have a material adverse impact on the Company's current operations since ANIC has essentially written no new business since the summer of 1999. Furthermore, the Company acknowledges the need for additional capital and is considering various alternatives, including utilization of the remaining credit facility described in note A, a possible sale of ANIC, or other investor sources of capital. In addition to the actions taken by the Ohio DOI, the company has been notified by ten other states in which it is licensed that it no longer can write additional business in these states without prior written approval.

As a result of the preliminary financial examination by the Ohio DOI, the Company has recorded $558,000 of additional expense in the June 30, 2000 financial statements.

On August 4, 2000, A.M. Best Company revised ANIC's "Best Rating" from B- (Fair) to a rating of E (Under Regulatory Supervision). Management of the Company believes the change in the A.M. Best rating will not have a material adverse impact on the Company's current operations since ANIC has written no new business since the summer of 1999, except for certain 100%-ceded aviation policies, which, as of September 1, 2000, have also been flat cancelled and rewritten in another carrier.

                ACCEL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE H - SUBSEQUENT EVENT

On November 20, 2000, ACCEL filed Form 8-K Current Report related to the signing of a "Waiver of Certain Procedural Rights as to Motion for Order of Rehabilitation" ("the Waiver") by Gerald H. Pastor on behalf of ACCEL's wholly owned subsidiary, ANIC, in Mr. Pastor's position as President and CEO of the subsidiary. Such action was taken after the Board of Directors of ANIC passed a resolution authorizing Mr. Pastor to execute such document.

The Waiver acknowledges that ANIC was fully informed of its rights pursuant to Ohio Revised Code Section 3903.12, and therefore, ANIC by signing the Waiver, consented to be placed into rehabilitation by the Ohio Department of Insurance ("the Department"). Ohio is the regulating, domiciliary state for ANIC. ANIC has been under an Order of Supervision since May 4, 2000, such order having been issued due to the Superintendent of the Department's reasonable belief that ANIC was in such financial condition as to render the continuance of its business hazardous to its policyholders, certificate holders or to the public.

By signing the Waiver, ANIC waives any right to defend against a rehabilitation order, and that ANIC agrees to take all actions, produce all books, records and other documents, and to fully cooperate in any manner with the Department regarding rehabilitation. On November 20, 2000 the Board of Directors of ANIC signed a resolution consenting to place ANIC into rehabilitation by the State of Ohio Department of Insurance. The Board also agreed as specified in the Waiver of Certain Procedural Rights as to Motion of Rehabilitation

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Operating Results for the Three and Nine Months Ended September 30, 2000 and
1999

OVERVIEW

ACCEL International Corp. ("ACCEL" or "the Company") is a publicly traded holding company headquartered in Simsbury, Connecticut. Its principal operating subsidiaries sell non-standard automobile insurance, and provide certain services to the property-casualty insurance company marketplace. ACCEL conducts its business through two principal operating entities. Accelerated Agency Group ("AAG") produces non-standard automobile insurance under the Unistar trade name in Florida. And Allegiance Insurance Managers ("AIM") provides underwriting, actuarial and claims services to the property-casualty insurance company marketplace. ACCEL's discontinued operations consist of its former property-casualty underwriting operations through Acceleration National Insurance Company ("ANIC"). ANIC is currently in run-off and is under supervision of the Ohio Department of Insurance.

ACQUISITIONS

On January 14, 2000, the Company acquired 100% of the stock of Allegiance Insurance Managers. AIM operates as an underwriting manager, managing general agency, and claims administrator for various programs, companies and clients.

Also on January 14, 2000, ACCEL completed arrangements for a credit facility of $5,000,000 from a related party. Terms of the facility are 10% interest payable quarterly, plus 280,000 warrants per $1,000,000 borrowed, at a price of $2.00 per share. All monies owed under the facility will be due in full by December 31, 2003. Applicable warrants will expire on December 31, 2004. At September 30, 2000, $4.4 million has been drawn down from the facility and 1,243,200 warrants have been issued.

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


CONSOLIDATED RESULTS OF OPERATIONS

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES

Total revenues for the nine months ended September 30, 2000 were $8.7 million compared to $554,000 for the same period in 1999. For the quarter ended September 30, 2000, total revenues were $3.0 million compared to $662,000 for the same quarter in 1999. The primary cause for the substantial increase in the year 2000 periods over the 1999 periods, is the inclusion in ACCEL's consolidated results of operations of the acquisitions of both AAG and AIM.

INTEREST INCOME

ACCEL's net interest income for the nine months ended September 30, 2000 was $3,000 compared to $15,000 for the same period in 1999. For the quarter ended September 30, 2000 net investment income was $1,000 compared to $1,000 in 1999.

NET REALIZED CAPITAL GAINS

ACCEL had no net realized capital gains for the nine months ended September 30, 2000 compared to net realized capital gains of $252,000 for the same period in 1999. For the quarter ended September 30, 2000, ACCEL had no net realized capital gains compared to $252,000 net realized capital gains during the same quarter in 1999. The primary cause for the substantial decrease in the year 2000 periods from the year 1999 periods, was the sale of USAIG in August of 1999 by ACCEL, which sale produced the realized capital gains in the third quarter of 1999 as shown in the statement of operations.

SERVICE FEE, COMMISSION AND OTHER INCOME

Service fee, commission, and other income for the nine months ended September 30, 2000 was $8.7 million compared to $287,000 of service fee income for the comparable period in 1999. For the quarter ended September 30, 2000, service fee, commission, and other income was $3.0 million compared to $344,000 for the same quarter in 1999. The cause for the substantial increase in the year 2000 periods over the 1999 periods, is the inclusion in ACCEL's consolidated results of operations of the acquisitions of both AAG and AIM in the year 2000.

COMMISSION AND OTHER SALES EXPENSE

Commission and other sales expense for the nine months ended September 30, 2000 was $3.3 million compared to $3,000 for the comparable period in 1999. For the quarter ended September 30, 2000 commission and other sales expense was $1.0 million compared to $3,000 for the same quarter in 1999. The primary cause for the substantial increase in the year 2000 periods over the 1999 periods, is the inclusion in ACCEL's consolidated results of operations of the acquisitions of both AAG and AIM in the year 2000.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the nine months ended September 30, 2000 was $7.5 million compared to $4.5 million in the same period in 1999. For the quarter ended September 30, 2000, general and administrative expenses were $2.6 million compared to $3.8 million for the same period in 1999. The increase in the expense of $3.0 million during the first nine months of 2000 is attributable to inclusion in ACCEL's consolidated results of operations of the acquisitions of both AAG and AIM in the year 2000. The decrease in the expense of $1.2 million for the third quarter compared to the same time period in 1999, is principally attributable to a one-time payment of $3.0 million by ACCEL in the 1999 period to settle the North Dakota- Lyndon matter.

INTANGIBLE AMORTIZATION

Intangible amortization, which includes amortization of goodwill and other intangibles, for the first nine months of 2000 was $369,000, and $120,000 for the quarter ended September 30, 2000. The increases in both periods reflect the inclusion, through purchase, of AAG's and AIM's businesses in 2000.

INTEREST EXPENSE

Interest expense for the first nine months of 2000 was $319,000 and $129,000 for the quarter ended September 30, 2000. The increases for both periods reflect the interest on notes payable used to finance the purchase of AAG's and AIM's businesses in 2000.

INCOME TAX BENEFIT

The income tax benefit for the first nine months of 2000 was $172,000, compared with no income tax benefit for the same time period in 1999. There was no income tax benefit recorded in the quarters ended September 30th for either year. For the first nine months of 2000, ACCEL recorded an income tax benefit of $172,000 for the release of current taxes previously recorded and remaining on the December 31, 1999 balance sheet. There is no current federal income tax liability due to net operating loss (NOL) carryforwards available to the consolidated group. The Company has not established a net deferred tax asset because its history of net operating losses makes realization uncertain.

LOSS FROM CONTINUING OPERATIONS

For the first nine months of 2000, ACCEL generated a loss from continuing operations of $2.6 million, compared to a loss from continuing operations of $4.0 million for the same period in 1999. For the quarter ended September 30, 2000, the loss from continuing operations was $1.2 million compared with a loss from continuing operations of $3.1 million for the comparable period in 1999. The basic and diluted loss from continuing operations per share was a loss of $(.29) for the nine months ended September 30, 2000 and $(.13) for the quarter ended, as compared to basic and diluted loss from continuing operations per share of $(.46) and $(.36) respectively, for the same periods in 1999.

DISCONTINUED OPERATIONS

Discontinued operations, which includes all of the operations of Acceleration National Insurance Company, for the nine months ended September 30, 2000, revealed a loss of $4.2 million compared a loss of $6.5 million for the same period in 1999. For the quarter ended September 30, 2000, the discontinued operations loss was $2.3 million compared to a loss of $1.2 million for the same quarter in 1999. Effective September 1, 2000, ANIC's last remaining active program, a 100%-ceded small aircraft business, was flat-cancelled with the return of the unearned premiums, commissions and fees to the primary producer. Going forward from September 1, 2000, ANIC has no in-force exposure to the aviation business. Board and management have agreed to a plan of disposal for this segment and the results of ANIC are therefore displayed as discontinued operations. It is expected that a sale or other disposal will occur during the fourth quarter of 2000.

NET LOSS

For the first nine months of 2000, ACCEL generated a net loss of $6.9 million, compared to a net loss of $10.5 million for the same period in 1999. For the quarter ended June 30, 2000, the net loss was $3.6 million compared with a net loss of $4.3 million for the comparable period in 1999. The basic and diluted net loss per share was a loss of $(.77) for the nine months ended September 30, 2000 and $(.40) for the quarter ended, as compared to basic and diluted net loss per share of $(1.22) and $(.50) respectively, for the same periods in 1999.

LIQUIDITY AND CAPITAL RESOURCES

CONTINUING OPERATIONS:

Currently, ACCEL's assets are less than its outstanding liabilities. During the fourth quarter of the current calendar year, the Company anticipates the following: (a) although the Company has been searching for a candidate to purchase ANIC since early July 2000, management believes that the Ohio Department of Insurance will ask the Company to submit to place ANIC into voluntary rehabilitation. While this action alone will neither improve the Company's liquidity nor capital resources, it will, in fact, stem further losses from ANIC to the Company, and allow the Company to size its main administrative staff to the new size of the Company; (b) with regard to the Company's ongoing operations, the fourth quarter of the current calendar year should improve in both operating and cash flow results for both of the Company's primary ongoing subsidiaries, AIM and AAG. The expectation is that at least AIM will be in a positive cash flow position for the quarter with improvement over the last three quarters for AAG. However, because of fourth quarter expenses in ACCEL, the parent holding company, cash flow from continuing operations will still be net negative; and (c) cash is still available to ACCEL from the estimated fair market value of its two operating subsidiaries, AIM and AAG. If necessary, the Company is prepared to market and realize such value in these subsidiaries in an effort to meet its current obligations.

For the first nine months of 2000, continuing operations has experienced negative operating cash flow of $6.6 million. Start-up operations of the agency business of AAG, have consumed cash during the transition period to the Company's new ownership. The Company used $2.3 million from the credit facility established January 2000, to support working capital needs. Currently, management forecasts a negative cash flow from discontinued property & casualty insurance operations for the fourth quarter 2000. Cash flow from continuing operations will still be net negative during the fourth quarter from either cash breakeven (from insurance agency operations), cash positive (from insurance service operations), or cash negative from the parent company. Neither AIM nor AAG has reached the point in operations where it can pay any dividends to ACCEL.

DISCONTINUED OPERATIONS:

Since ANIC's insurance operations are in run-off, the Company has been liquidating its fixed income portfolio during the first nine months of 2000. These net sales of securities reduced the Company's fixed maturity available for sale portfolio by $12.3 million for the nine months ended September 30, 2000, and by $3.5 million during the quarter ended September 30, 2000. At September 30, 2000, the available for sale portfolio is $8.7 million; however $5.6 million of this is on deposit with various state regulators and is generally unavailable to fund the operations of ANIC. Therefore, free available for sale securities are $3.1 million.

The estimates for policy reserves are continually under review and adjusted as necessary as experience develops or new information becomes known. Such adjustments caused an increase in ANIC's loss and loss adjustment reserves of $2.1 million in the third quarter 2000. These liabilities are necessarily subject to the impact of future changes in claim severity, frequency and other factors. Although considerable variability is inherent in such estimates, based on recent evaluations management believes that the current level of policy reserves will be adequate to cover anticipated claim liabilities. Accordingly, the ultimate amounts required for settlement of policy benefits may vary significantly from the amounts included in the accompanying unaudited consolidated financial statements.

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

Forward-looking statements involve known and unknown risks and uncertainties, which may cause ACCEL's results to differ materially from such forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

- Changes in the level of competition in the domestic primary insurance market that effect the volume or profitability of ACCEL's property-casualty services business. These changes include, but are not limited to, changes in the intensity of price competition, the entry of new competitors, existing competitors exiting the market and the development of new products by new and existing competitors;

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management -- Discontinued Operations Only

ANIC is exposed to market risk, including changes in interest rates. To manage the volatility relating to this exposure, ANIC manages the duration of its invested assets to stay within a reasonable range of the duration of its liabilities. ANIC does not hold or issue derivative instruments. The table below provides information about ANIC's other financial instruments that are sensitive to changes in interest rates. The financial instruments are grouped by market risk exposure category. All instruments are denominated in U.S. dollars.

Significant interest rate risk sensitive instruments as of September 30, 2000 were:

                                                                                                                    TOTAL
                                                                                                                    FAIR
                                             2000      2001      2002      2003      2004    Thereafter    TOTAL    VALUE
                                             ----      ----      ----      ----      ----    ----------    -----    -----
                                                                         (Millions of dollars)

INVESTMENTS IN FIXED MATURITY SECURITIES

Principal Amount                             $1.10    $4.56     $0.35     $0.01      0.00      $2.73       $8.75     $8.84
Book Value (amortized cost)                   1.10     4.60      0.36      0.01      0.00       2.76        8.83
Average Interest Rate                         6.33%    6.18%     5.72%     6.78%     0.00%      7.04%       6.38%     6.87%


SHORT-TERM INVESTMENTS

Principal Amount                             $0.94       --        --        --        --         --       $0.94     $0.94
Book Value                                    0.94       --        --        --        --         --        0.94
Average Interest Rate                         6.46%      --        --        --        --         --        6.46%     6.46%

PART II  -  OTHER INFORMATION


ITEM 4.   Submission of Matters to a Vote of Security Holders

    Proposal 1. On September 7, 2000, at the Company's annual meeting, the stockholders of ACCEL International, Inc. elected the following directors, to serve until the annual meeting of stockholders in 2001:

Nominee                  Affirmative      Negative           Withheld
-------                  -----------      --------           --------
David T. Chase           8,372,292           0               427,465

Raymond H. Deck          8,371,392           0               428,365

Richard Desich           8,376,409           0               423,348

Gregory B. Grusse        8,376,409           0               423,348

Richard A. Lawrence      8,376,409           0               423,348

Gerald H. Pastor         8,375,909           0               423,848

John P. Redding          8,376,409           0               423,348

Thomas J. Renwick        8,376,809           0               422,948

Robert N. Worgaftik      8,376,809           0               422,948


  Proposal 2.   Amendments to Certificate of Incorporation and Bylaws:

     Number of Common Shares voted  FOR:              7,535,011

     Number of  Common Shares voted AGAINST:            493,794

     Number of Common Shares ABSTAINING:                  3,033



   Proposal 3.   Amendments to the 1996 Stock Incentive Plan:

      Number of Common Shares voted  FOR:             7,378,061

      Number of  Common Shares voted AGAINST:           616,636

      Number of Common Shares ABSTAINING:                38,141


ITEM 14 (c) - Exhibits:

     Exhibit 27.1 Financial Data Schedule - see page following Signatures.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         ACCEL INTERNATIONAL CORPORATION
                                         (Registrant)


Dated:   November 21, 2000
       -------------------------






By:  /s/ Gerald H. Pastor               By:    /s/ Richard A. Lawrence
    ------------------------------            ------------------------------
    Gerald H. Pastor                          Richard A. Lawrence
    *President and Chief Executive           *Senior Vice President, Chief
     Officer                                  Financial Officer and Treasurer


*  Have been duly authorized to execute the report on behalf of the Registrant.